Form 10-Q
period 2010-03-31
Resource Real Estate Investors 7, L.P.
filed 2010-07-08
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-149881

Resource Real Estate Investors 7, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-2726308
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Crescent Drive, Suite 203, Navy Yard Corporate Center, Philadelphia, PA 19112
(Address of principal executive offices) (Zip code)
(215) 231-7050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Rental property, at cost:
Land	$7,717,412	$7,717,412
Buildings and improvements	47,977,515	47,506,671
Personal property	855,252	771,576
Construction in progress	−	400,564
	56,550,179	56,396,223
Accumulated depreciation and amortization	(4,207,630)	(3,704,517)
	52,342,549	52,691,706

Cash	12,052,939	12,424,011
Restricted cash	550,916	821,843
Tenant receivables, net	11,831	11,648
Prepaid expenses and other assets	112,927	126,074
Deferred financing costs, net	1,128,912	1,167,429
Total assets	$66,200,074	$67,242,711

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$41,221,510	$41,224,794
Accounts payable and accrued expenses	451,026	917,207
Accrued interest	175,146	175,240
Payables due to related parties	542,361	468,701
Prepaid rent	97,601	103,331
Security deposits	168,569	165,467
Total liabilities	42,656,213	43,054,740

Partners’ capital	23,543,861	24,187,971

Total liabilities and partners’ capital	$66,200,074	$67,242,711

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$1,887,891	$1,821,448

Expenses:
Rental operating	850,402	836,403
Management fees – related parties	165,767	149,168
General and administrative	76,613	97,519
Depreciation and amortization	503,113	858,854
Total expenses	1,595,895	1,941,944
Income (loss) before other (expense) income	291,996	(120,496)

Other (expense) income:
Interest expense	(547,053)	(549,917)
Interest income	20,198	18,499
Net loss	$(234,859)	$(651,914)

Weighted average number of limited partner units outstanding	3,274,655	2,095,754

Net loss per weighted average limited partner unit	$(0.07)	$(0.31)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amounts	Amount
Balance at January 1, 2010	$1,000	3,274,655	$24,186,971	$24,187,971
Distributions	−	−	(409,251)	(409,251)
Net loss	−	−	(234,859)	(234,859)
Balance at March 31, 2010	$1,000	3,274,655	$23,542,861	$23,543,861

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(234,859)	$(651,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	503,113	858,854
Amortization of deferred financing costs	38,517	33,654
Changes in operating assets and liabilities:
Restricted cash	270,927	(150,454)
Tenant receivables	(183)	23,406
Prepaid expense and other assets	13,147	(12,850)
Accounts payable and accrued expenses	(466,181)	259,365
Payables due to related parties	73,660	172,421
Accrued interest	(94)	135,240
Prepaid rent	(5,730)	(106,819)
Security deposits	3,102	2,892
Net cash provided by operating activities	195,419	563,795

Cash flows from investing activities:
Capital expenditures	(153,956)	(183,780)
Net cash used in investing activities	(153,956)	(183,780)

Cash flows from financing activities:
Capital contributions	−	4,640,200
Principal payments on mortgage notes payable	(3,284)	(3,102)
Distributions to limited partners	(409,251)	(202,535)
Offering costs	−	(711,466)
Net cash (used in) provided by financing activities	(412,535)	3,723,097

Net (decrease) increase in cash	(371,072)	4,103,112
Cash at beginning of period	12,424,011	3,300,300
Cash at end of period	$12,052,939	$7,403,412

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates or invests in multifamily residential properties located in Georgia, Maine and Texas.  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership has no such investments as of March 31, 2010.  R-7 was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or “the GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.5% limited parternship interest in the Partnership at both March 31, 2010 and December 31, 2009.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.

The Partnership will continue until March 28, 2016, unless terminated earlier in accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”).  The GP has the right to extend the Partnership term for one or more periods to a maximum of two years in the aggregate following the initial termination date.

The Agreement provides that income is allocated as follows: first, to the Limited Partners (“LPs”) and the GP (collectively, the “Partners”) in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts; second, to the Partners in proportion to the allocations of Distributable Cash (as defined in the Agreement); and third, 100% to the LPs.  All losses are allocated as follows: first, 100% to the LPs until the LPs have been allocated losses equal to the excess, if any, of their aggregate capital account balances over the aggregate Adjusted Capital Contributions (as defined in the Agreement); second, to the Partners in proportion to and to the extent of their respective remaining positive capital account balances, if any; and third, 100% to the LPs.

Distributable cash from operations, payable monthly, as determined by the GP, is first allocated 100% to the LPs until all partners have received the Priority Return (as defined in the Agreement); thereafter, 80% to the LPs and 20% to the GP.

Distributable cash from capital transactions, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Priority Return; second, 100% to the LPs until their Adjusted Capital Contributions have been reduced to zero; and thereafter, 80% to the LPs and 20% to the GP.

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2010 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Registration Statement on Form 10 for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiary	Leverage Ratio (1)	Number of Units	Location
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”)	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”)	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”)	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Woodland Hills Apartments (“Hills”)	65%	228	Decatur, GA

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Partnership estimates the allowance for uncollectible receivables and adjusts the balance quarterly.  Actual results could differ from those estimates.

Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2010 and 2009, the Partnership paid $508,630 and $381,023, respectively, in cash, for interest.

Deferred Financing Costs

Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method.

Income Taxes

Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefit of the Partners; accordingly, no provision has been made for income taxes in these consolidated financial statements.

The Partnership is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. Federal income tax and state/local income tax examinations for years 2008 through 2009.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition

Revenue is primarily derived from the rental of residential housing units with lease agreement terms of approximately twelve months.  The Partnership recognizes revenue in the period that rent is earned, which is on a monthly basis.  Rents are recognized as income on a straight-line basis over the term of the lease for leases with varying rental payments.  Any incentives included in the lease are amortized on a straight-line basis over the term of the lease.

The future minimum rental payments to be received from noncancelable operating leases are approximately $3.4 million and $49,000 for the twelve months ending March 31, 2011 and 2012, respectively, and none thereafter.

Rental Property

Rental property is carried at cost, net of accumulated depreciation.  Cost for acquired assets includes the purchase price and closing costs.  Buildings and improvements and personal property are depreciated for financial reporting purposes on the straight-line method over their estimated useful lives.  The value of in place leases is amortized on a straight-line basis over the average remaining term of each respective in place lease acquired.  For income tax reporting purposes, the Partnership uses the Modified Accelerated Cost Recovery System.  Useful lives used for calculating depreciation for financial reporting purposes are as follows:

Buildings and improvements	5 - 27.5 years
Personal property	3 - 15 years

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising expenses totaled $42,030 and $34,887 for the three months ended March 31, 2010 and 2009, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At March 31, 2010, the Partnership had $12,057,722 of deposits at various banks of which $10,025,742 was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables

The majority of the Partnership’s receivables are due from tenants.  Receivables are stated in the consolidated financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Accounts outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At March 31, 2010 and December 31, 2009, there was $0 and $94, respectively, in the allowance for uncollectible receivables.

Redemptions

The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the initial investment less all distributions from the Fund to the LP, and less all organization and offering expenses charged to the LP.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recently Issued Financial Accounting Standards

In April 2008, the FASB amended the factors to be considered in developing a renewal or extension of assumptions used for purpose of determining the useful life of a recognized intangible asset.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The adoption of this guidance in the first quarter of 2010 did not have a material impact on the Partnership’s consolidated financial statements.

NOTE 3 – ACQUISITIONS

The cost of the Partnership's real estate investments is allocated to net tangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data, as well as information obtained about each property as a result of due diligence, marketing and leasing activities.

NOTE 4 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows:

	March 31,	December 31,
	2010	2009
Insurance	$125,996	$79,822
Real estate taxes	275,261	633,323
Capital reserves	149,659	108,698
Total restricted cash	$550,916	$821,843

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2010 and December 31, 2009 was $218,163 and $179,646, respectively.  Estimated amortization expense of the existing deferred financing costs of the Partnership's properties for the 12 month periods ending March 31, and thereafter, is as follows:

2011	$154,113
2012	153,472
2013	151,899
2014	150,392
2015	148,820
Thereafter	370,216
$1,128,912

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
(unaudited)

NOTE 6 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable:

Property	March 31, 2010	December 31, 2009	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Tamarlane	$8,906,000	$8,906,000	05/01/2015	4.92%	$37,022	(1)
Tamarlane	1,003,510	1,006,794	05/01/2015	6.12%	$5,315	(2)
Bent Oaks	6,120,000	6,120,000	01/01/2019 (7)	5.99%	$30,973	(3)
Cape Cod	6,362,000	6,362,000	01/01/2019 (7)	5.91%	$31,768	(4)
Woodhollow	5,240,000	5,240,000	01/01/2019 (7)	6.14%	$27,184	(5)
Hills	13,590,000	13,590,000	01/01/2016	variable	$39,786	(6)
Total	$41,221,510	$41,224,794

(1)	Interest only through May 1, 2015.

(2)	Monthly payment including principal and interest totals $5,315, effective since start date of loan.

(3)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $36,653.

(4)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $37,776.

(5)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $31,890.

(6)
Interest only through January 1, 2011; monthly payment including principal and interest (approximately $65,000 based on variable rate at the inception date of the loan) will be effective February 1, 2011.  Interest is variable and calculated monthly based upon the one month British Bankers Association London Interbank Offered Rate plus 323 basis points, capped at 7% for the term of the loan.

(7)	Borrower has option to extend one year to January 1, 2020, at which time the rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

Annual principal payments on the mortgage notes payable for each of the next five years ending March 31, and thereafter, are as follows:

2011	$97,318
2012	497,700
2013	523,911
2014	548,360
2015	574,046
Thereafter	38,980,175
$41,221,510

The mortgage notes payable are with recourse only to the properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the GP has guaranteed (“carveouts”).  These carveouts relate to the total debt and expire as the notes are paid down.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
(unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Payables due to related parties are summarized in the following table:

	March 31,	December 31,
	2010	2009
Payables due to related parties:
RCP (a)	$400,356	$324,477
Resource Real Estate Management, LLC (“RREML”) (b)	116,475	105,549
Resource Real Estate Management, Inc. (“RREMI”) (c)	25,530	38,675
	$542,361	$468,701

(a)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  At March 31, 2010 and December 31, 2009, the LPs had not received their Preferred Return; therefore, the balance includes $391,389 and $319,666, respectively, of investment management fees, as well as $8,967 and $4,811 due to RCP for the reimbursement of advances to cover ordinary operating expenses.

(b)	RREML is a wholly owned subsidiary of RCP. At March 31, 2010 and December 31, 2009, the balance includes accrued property management fees.

(c)
RREMI is an indirect wholly owned subsidiary of RAI which is engaged by RREML as the manager of the Partnership’s properties.  During the ordinary course of business, RREMI advances funds for ordinary operating expenses on behalf of the properties; these advances are repaid within a few days.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized in the following table:

	Three Months Ended
	March 31,
	2010	2009
RCP:
Investment management fees (1)	$71,723	$62,295
RREML:
Property management fees (2)	94,044	86,843

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return (see footnote (a) to the previous table).  For the three months ended March 31, 2010 and 2009, the LPs did not receive their preferred return and these fees were subordinated and accrued, but not paid.

(2)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties, for managing or obtaining and supervising third party managers. RCP may in its discretion, from time to time, defer payment of all or any portion of the fees and accrue the same (see footnote (b) to the previous table).

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
A RESULTS AND OPERATIONS (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Registration Statement on Form 10 for the year ended December 31, 2009.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview

We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of March 31, 2010, we did not own any real estate debt investments.

As of March 31, 2010, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
			809

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Apartment Complex	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Tamarlane	95.1%	92.5%	$1.07	$1.01	41%	43
Bent Oaks	95.9%	89.3%	$0.92	$0.90	54%	60
Cape Cod	97.0%	90.9%	$0.79	$0.75	56%	61
Woodhollow	97.5%	93.8%	$0.85	$0.86	59%	58
Hills	96.5%	93.1%	$0.65	$0.66	42%	42

(1)	Number of occupied units divided by total unit adjusted for any unrentable units.

(2)	Average rental revenue divided by total rentable square footage.

(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees, as a percentage of rental income, excluding any adjustment for concessions.

(Back to Index)

(Back to Index)

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also may, in the future, generate funds from the sale or refinancing of our Properties.  Because we acquired our Properties in 2008, we do not expect that we will sell or refinance our Properties for at least the next year.

Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.

While during the three months ended March 31, 2010 we incurred a net loss, our net income or loss is substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net loss for the three months ended March 31, 2010 of $(234,859) included $503,113 of non-cash depreciation and amortization expense.  Excluding these charges, our operations generated $268,254 of positive adjusted cash flow from operations, which excludes changes in operating assets and liabilities.  Management views adjusted cash flow from operations, a non-GAAP measure, as a useful and appropriate supplement to cash provided by operating activities, since distributions to limited partners depend upon this measure.   Absent material changes in the national economy or the economies of the areas in which our Properties are located that affect the factors referred to in the preceding paragraph, we anticipate that we will generate a similar amount of positive adjusted cash flow from operations during the remainder of the year ending December 31, 2010 .

The following table reconciles adjusted cash flow from operations to net loss, as described in the paragraph above:

	Three Months Ended
	March 31,
	2010	2009
Adjusted cash flow from operations	$268,254	$206,940
Depreciation and amortization	(503,113)	(858,854)
Net loss	$(234,859)	$(651,914)

The amount of rental revenues from our Properties depends upon the occupancy rate and concessions granted.  Our Properties experienced an overall increase in their average occupancy rate during the three months ended March 31, 2010 of approximately 4.7%, with an average occupancy rate of 96.5% over the three month period as compared to an average occupancy rate in 2009 of 91.8%.  Unemployment among our resident base will often result in higher bad debt expenses as well as higher turnover costs due to tenants moving out of apartment units prior to the expiration of their lease term.  In particular, two of our properties, Bent Oaks and Cape Cod, experienced higher than expected turnover costs in 2009 as a result of higher than normal moveouts, due in part to the transition from prior ownership as well as market conditions in Texas.

The aggressive property-level programs that have been deployed by our Properties have led to the increase in occupancy rates experienced during the three months ended March 31, 2010, including, in particular, our lease assurance program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.

We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.

With the exception of one mortgage note, our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained stable during the period of our ownership of the Properties.  Because our existing financing extends through periods ranging from 2015 to 2019, we expect that our financing costs will remain stable during substantially all of our expected term.

(Back to Index)

(Back to Index)

Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $11.3 million over our remaining life for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to increase our occupancy rates and our cash flow from operating activities.

The following table sets forth the unaudited results of our operations for the three months ended March 31, 2010 and 2009:

	March 31,		Increase (Decrease)
	2010	2009	Dollars	Percent
Revenues:
Rental income	$1,887,891	$1,821,448	$66,443	3.5

Expenses:
Rental operating	850,402	836,403	13,999	1.7
Management fees – related party	165,767	149,168	16,599	10.0
General and administrative	76,613	97,519	(20,906)	(27.3)%
Depreciation and amortization	503,113	858,854	(355,741)	(70.7)%
Total expenses	1,595,895	1,941,944	(346,049)	(21.7)%
Income (loss) before interest expense, net	291,996	(120,496)	412,492	141.3

Other (expense) income:
Interest expense	(547,053)	(549,917)	(2,864)	(0.5)%
Interest income	20,198	18,499	1,699	8.4
Net loss	$(234,859)	$(651,914)	$417,055	177.6
Weighted average number of limited partner units outstanding	3,274,655	2,095,743
Net loss per weighted average limited partner unit	$(0.07)	$(0.31)

Revenues – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We attribute the $66,443 increase in revenues principally to an increase of 4.7% in the weighted average occupancy rate for the respective three months.

Expenses – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We attribute the $346,049 decrease in expenses to the following:

•	a $20,906 decrease in general and administrative expenses due to decreased audit costs due to negotiated fee reductions;

•	a $355,741 decrease in depreciation and amortization due to all properties having fully amortized the value of their respective in-place leases; partially offset by

•	a $13,999 increase in rental operating expenses principally due to higher insurance premiums and higher real estate taxes; and

•
a $16,599 increase in management fees due to both higher rental income and higher investment management fees recognized during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Liquidity and Capital Resources

During 2008 and 2009, we raised approximately $32.5 million through the issuance of limited partnership interests, including $1.6 million from our General Partner.  After payment of our organizational and offering costs, the funds were used principally to purchase five properties and as reserves for capital expenditures.  We also retained approximately $600,000 of these funds for working capital, of which approximately $300,000 remained at March 31, 2010.

(Back to Index)

(Back to Index)

The following table sets forth our sources and uses of cash (unaudited):

	March 31,
	2010	2009
Provided by operating activities (1)	$195,419	$563,795
Used in investing activities	(153,956)	(183,780)
(Used in) provided by financing activities	(412,535)	3,723,097
(Decrease) increase in cash	$(371,072)	$4,103,112

(1)	Including changes in operating assets and liabilities.

Our liquidity needs consist principally of capital to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations as well as the amount of our cash reserves and working capital.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas or a decrease in market rates.  The rates charged to tenants compared to competing properties can be affected by a lack of perceived safety, convenience and attractiveness of a property.

Although for the three months ended March 31, 2010 and 2009 we incurred a net loss, our operations generated $268,254 of positive adjusted cash flow, excluding changes in operating assets and liabilities.  In addition to this positive adjusted cash flow, as of March 31, 2010, we had $11.3 million in cash reserves and $300,000 in working capital.  Accordingly, we believe we will be able to meet our liquidity needs for the foreseeable future.  During the three months ended March 31, 2010, we have spent $153,956 on capital expenditures, such as extensive exterior paint projects, roof replacements, landscaping upgrades, additional amenities such as dog parks, parking lot paving, fixture upgrades, saltwater conversion of pools and turnover costs as follows:

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$8,650	$675,551
Bent Oaks	35,414	2,601,589
Cape Cod	30,420	2,968,399
Woodhollow	10,644	1,861,674
Hills	68,828	3,215,160
Total	$153,956	$11,322,373

Future planned capital expenditures include additional landscaping, installation of entry gates, construction of a clubhouse, business center and fitness center, upgrades to exterior structures, replacing the HVAC condensing units, replacing water heaters, and additional interior renovations.

We expect to apply substantially all of the above reserves to the future capital needs of our Properties.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to certain accrued liabilities.  We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

(Back to Index)

(Back to Index)

For a discussion on our critical accounting policies and estimates, see the discussion in our registration statement on Form 10 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our General Partner, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our General Partner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our General Partner’s principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

July 8, 2010	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

July 8, 2010	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)