Form 10-Q
period 2010-06-30
Resource Real Estate Investors 7, L.P.
filed 2010-08-13
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53962

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Rental property, at cost:
Land	$7,717,412	$7,717,412
Buildings and improvements	47,949,935	47,506,671
Personal property	933,477	771,576
Construction-in-progress	−	400,564
	56,600,824	56,396,223
Accumulated depreciation and amortization	(4,716,204)	(3,704,517)
	51,884,620	52,691,706

Cash	11,748,970	12,424,011
Restricted cash	705,012	821,843
Tenant receivables, net	9,609	11,648
Prepaid expenses and other assets	212,416	126,074
Deferred financing costs, net	1,090,302	1,167,429
Total assets	$65,650,929	$67,242,711

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$41,218,516	$41,224,794
Accounts payable and accrued expenses	652,738	917,207
Accrued interest	170,868	175,240
Payables due to related parties	615,901	468,701
Prepaid rent	101,071	103,331
Security deposits	168,668	165,467
Total liabilities	42,927,762	43,054,740

Partners’ capital	22,723,167	24,187,971

Total liabilities and partners’ capital	$65,650,929	$67,242,711

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$1,862,038	$1,824,028	$3,749,929	$3,645,476

Expenses:
Rental operating	892,966	1,011,061	1,743,368	1,847,464
Management fees – related parties	165,078	168,352	330,845	317,520
General and administrative	122,483	104,933	199,096	202,452
Depreciation and amortization	508,574	835,221	1,011,687	1,694,075
Total expenses	1,689,101	2,119,567	3,284,996	4,061,511
Income (loss) before other (expense) income	172,937	(295,539)	464,933	(416,035)

Other (expense) income:
Interest expense	(554,930)	(554,223)	(1,101,983)	(1,104,140)
Interest income	19,516	25,736	39,714	44,235
Net loss	$(362,477)	$(824,026)	$(597,336)	$(1,475,940)

Weighted average number of limited partner units outstanding	3,273,325	2,542,041	3,273,489	2,307,316

Net loss per weighted average limited partner unit	$(0.11)	$(0.32)	$(0.18)	$(0.64)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amounts	Amount
Balance at January 1, 2010	$1,000	3,274,655	$24,186,971	$24,187,971
Distributions	−	−	(817,468)	(817,468)
Redemption, net	−	(5,000)	(50,000)	(50,000)
Net loss	−	−	(597,336)	(597,336)
Balance at June 30, 2010	$1,000	3,269,655	$22,722,167	$22,723,167

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(597,336)	$(1,475,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,011,687	1,694,075
Amortization of deferred financing costs	77,127	67,364
Changes in operating assets and liabilities:
Restricted cash	116,831	(425,591)
Tenant receivables, net	2,039	30,732
Prepaid expense and other assets	(86,342)	(8,520)
Accounts payable and accrued expenses	(264,469)	601,191
Payables due to related parties	147,200	64,306
Accrued interest	(4,372)	127,444
Prepaid rent	(2,260)	(91,586)
Security deposits	3,201	1,430
Net cash provided by operating activities	403,306	584,905

Cash flows from investing activities:
Capital expenditures	(204,601)	(1,065,215)
Net cash used in investing activities	(204,601)	(1,065,215)

Cash flows from financing activities:
Capital contributions	−	9,005,696
Principal payments on mortgage notes payable	(6,278)	(5,908)
Distributions to limited partners	(817,468)	(505,227)
Offering costs	−	(1,118,748)
Redemption, net	(50,000)	−
Net cash (used in) provided by financing activities	(873,746)	7,375,813

Net (decrease) increase in cash	(675,041)	6,895,503
Cash at beginning of period	12,424,011	3,300,300
Cash at end of period	$11,748,970	$10,195,803

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

        Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Georgia, Maine and Texas.  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership has no such investments as of June 30, 2010.  R-7 was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or “the GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.5% limited partnership interest in the Partnership at both June 30, 2010 and December 31, 2009.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

         Distributable cash from operations, payable monthly, as determined by the GP, is first allocated 100% to the LPs until the LP’s have received their Preferred Return (as defined in the Agreement); and thereafter, 80% to the LPs and 20% to the GP.

         Distributable cash from capital transactions, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Preferred Return; second, 100% to the LPs until their Adjusted Capital Contributions have been reduced to zero; and thereafter, 80% to the LPs and 20% to the GP.

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2010 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Registration Statement on Form 10 for the year ended December 31, 2009.  The results of operations for the three and six months ended June 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
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

Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2010 and 2009, the Partnership paid $1,044,572 and $1,029,134, respectively, in cash, for interest.

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $87,316 and $70,090 for the six months ended June 30, 2010 and 2009, respectively.

Tenant Receivables, net

The majority of the Partnership’s receivables are due from tenants.  Tenant receivables are stated in the consolidated financial statement at amounts due from tenants net of an allowance for uncollectible receivables.  Accounts outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At June 30, 2010 and December 31, 2009, $463 and $914, respectively, is included in the allowance for uncollectible receivables.

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows:

	June 30,	December 31,
	2010	2009
Real estate taxes	$554,218	$633,323
Insurance	7,236	79,822
Capital improvements	143,558	108,698
Total restricted cash	$705,012	$821,843

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 4 – DEFERRED FINANCING COSTS

          Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of June 30, 2010 and December 31, 2009 was $256,773 and $179,646, respectively.  Estimated amortization expense of the existing deferred financing costs of the Partnership’s properties for the 12 month periods ending June 30, and thereafter, is as follows:

2011	$154,069
2012	153,118
2013	151,528
2014	150,005
2015	151,644
Thereafter	329,938
$1,090,302

NOTE 5 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable:

Property	June 30, 2010	December 31, 2009	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Tamarlane	$8,906,000	$8,906,000	05/01/2015	4.92%	$37,022	(1)
Tamarlane	1,000,516	1,006,794	05/01/2015	6.12%	$5,315	(2)
Bent Oaks	6,120,000	6,120,000	01/01/2019 (7)	5.99%	$30,973	(3)
Cape Cod	6,362,000	6,362,000	01/01/2019 (7)	5.91%	$31,768	(4)
Woodhollow	5,240,000	5,240,000	01/01/2019 (7)	6.14%	$27,184	(5)
Hills	13,590,000	13,590,000	01/01/2016	variable	$39,786	(6)
Total	$41,218,516	$41,224,794

(1)	Interest only through May 1, 2015.

(2)	Monthly payment including principal and interest totals $5,315, effective since start date of loan.

(3)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $36,653.

(4)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $37,776.

(5)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $31,890.

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

(7)	Borrower has option to extend one year to January 1, 2020, at which time the rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

Annual principal payments on the mortgage notes payable for each of the next five years ending June 30, and thereafter, are as follows:

2011	$221,640
2012	519,940
2013	547,442
2014	573,255
2015	1,527,395
Thereafter	37,828,844
$41,218,516

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 5 – MORTGAGE NOTES PAYABLE – (Continued)

  The mortgage notes payable are with recourse only to the properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the GP has guaranteed (“carveouts”).  These carveouts relate to the total debt and expire as the notes are paid down.

NOTE 6 – RELATED PARTY TRANSACTIONS

          In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Payables due to related parties are summarized in the following table:

	June 30,	December 31,
	2010	2009
Payables due to related parties:
RCP (a)	$466,547	$324,477
Resource Real Estate Management, LLC (“RREML”) (b)	136,211	105,549
Resource Real Estate Management, Inc. (“RREMI”) (c)	13,143	38,675
	$615,901	$468,701

(a)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of June 30, 2010 and December 31, 2009, the LPs had not received their Preferred Return; therefore, the balance includes $463,113 and $319,666, respectively, of cumulative investment management fees, as well as $3,434 and $4,811, respectively, due to RCP for the reimbursement of advances to cover ordinary operating expenses.

(b)
RREML is a wholly owned subsidiary of RCP and is entitled to receive property management fees (see footnote 2 to the following table).  At June 30, 2010 and December 31, 2009, the balance consists primarily of accrued property management fees.

(c)
RREMI is an indirect wholly owned subsidiary of RAI which is engaged by RREML as the manager of the Partnership’s properties.  During the ordinary course of business, RREMI advances funds for ordinary operating expenses on behalf of the properties; these advances are repaid within a few days.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
RCP:
Investment management fees (1)	$71,724	$76,327	$143,447	$138,622

RREML:
Property management fees (2)	$93,354	$92,055	$187,398	$178,898

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return (see footnote (a) to the previous table).  For the three and six months ended June 30, 2010 and 2009, the LPs did not receive their Preferred Return and these fees were subordinated and accrued, but not paid.

(2)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties, for managing the Partnership’s properties or obtaining and supervising third-party managers.  RCP may in its discretion, from time to time, defer payment of all or any portion of the fees and accrue the same (see footnote (b) to the previous table).

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
A RESULTS AND OPERATIONS (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Registration Statement on Form 10 for the year ended December 31, 2009 and in other of our public filings with the Securities and Exchange Commission.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview

          We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee and operate multifamily residential rental properties located in Georgia, Maine and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of June 30, 2010, we did not own any real estate debt investments.

As of June 30, 2010, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
			809

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following tables set forth operating statistics about our multifamily residential rental properties:

Apartment Complex	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Three Months Ended June 30,	2010	2009	2010	2009	2010	2009
Tamarlane	96.5%	93.0%	$1.09	$1.03	41.82%	44.32%
Bent Oaks	95.4%	89.5%	$.91	$.83	56.46%	64.09%
Cape Cod	92.8%	94.7%	$.77	$.80	65.94%	62.98%
Woodhollow	94.8%	92.9%	$.83	$.84	60.48%	70.84%
Hills	95.5%	92.0%	$.65	$.64	49.38%	50.15%

(Back to Index)

(Back to Index)

Apartment Complex	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Six Months Ended June 30,	2010	2009	2010	2009	2010	2009
Tamarlane	95.8%	92.8%	$1.08	$1.02	40.29%	41.45%
Bent Oaks	95.7%	89.4%	$.92	$.86	53.58%	60.13%
Cape Cod	94.9%	92.8%	$.78	$.78	59.66%	59.76%
Woodhollow	96.1%	93.4%	$.84	$.85	58.19%	62.65%
Hills	96.0%	92.5%	$.65	$.65	44.04%	44.69%

(1)	Number of occupied units divided by total units adjusted for any unrentable units.

(2)	Average rental revenue divided by total rentable square footage.

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

          The amount of rental revenues from our Properties depends upon the occupancy rate and concessions granted.  Our Properties experienced an overall increase in their average occupancy rate during the six months ended June 30, 2010 of approximately 3.5%, to 95.7% from 92.2% for the prior year period.  Unemployment among our resident base will often result in higher bad debt expenses as well as higher turnover costs due to tenants moving out of apartment units prior to the expiration of their lease term.  In particular, two of our properties, Bent Oaks and Cape Cod, experienced higher than expected turnover costs in 2009 as a result of higher than normal move-outs, due in part, to the transition from prior ownership as well as general or real estate market conditions in Texas.

          The aggressive property-level programs that have been deployed by our Properties have led to the increase in occupancy rates experienced during the six months ended June 30, 2010, including, in particular, our lease assurance program and our lease rent optimizer, or LRO, program which includes rent concessions and a planned program of substantial capital improvements.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renew leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.

           We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.

(Back to Index)

(Back to Index)

          With the exception of one mortgage note, our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained relatively stable during the period of our ownership of the Properties.  Based upon current economic conditions and their effect on interest rates, and because our existing financing extends through periods ranging from 2015 to 2019, we expect that our financing costs will remain relatively stable during substantially all of our expected term on these notes.  However, should interest rates change materially, the interest component of our variable rate financing, which is based upon the one-month British Banker Association London Interbank Offered Rate plus 323 basis points, and is capped at 7%, could change.  A hypothetical 100 basis points of variance would change our annual interest expense by approximately $136,000.

           Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we anticipate that we will spend approximately $5.7 million over our remaining life for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to increase our occupancy rates, and, potentially, our rental rates, thereby increasing our cash flow from operating activities.

          The following table sets forth the unaudited results of our operations for the three months ended June 30, 2010 (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2010	2009	Dollars	Percent
Revenues:
Rental income	$1,862	$1,824	$38	2%
Expenses:
Rental operating	893	1,011	(118)	-12%
Management fees – related parties	165	168	(3)	-2%
General and administrative	122	105	17	17%
Depreciation and amortization	509	835	(326)	-39%
Total expenses	1,689	2,119	(430)	-20%
Income (loss) before interest expense, net	173	(295)	468	-159%
Other (expense) income:
Interest expense	(555)	(555)	−	−%
Interest income	20	26	(6)	-24%
Net loss	$(362)	$(824)	$462	-56%
Weighted average number of limited partner units outstanding	3,273	2,542
Net loss per weighted average limited partner unit	$(0.11)	$(0.32)

Revenues – Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We attribute the 2% increase in revenues principally to an increase of 2.3% in the weighted average occupancy rate over the prior year period.

Expenses – Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We attribute the $463,000 decrease in expenses primarily to the following:

•
a $360,000 decrease in depreciation and amortization due to all properties having fully amortized the value of their respective in-place leases; partially offset by an increase in depreciation resulting from capital expenditures we have made; and

•
an $118,000 decrease in rental operating expenses principally due to one-time costs incurred at Woodland Hills, Cap Cod, Bent Oaks and Woodhollow which were necessary to stabilize the properties in 2009.

(Back to Index)

(Back to Index)

The following table sets forth the unaudited results of our operations for the six months ended June 30, 2010 (in thousands):

	June 30,		Increase (Decrease)
	2010	2009	Dollars	Percent
Revenues:
Rental income	$3,750	$3,645	$105	3%
Expenses:
Rental operating	1,743	1,847	(104)	-6%
Management fees – related parties	331	318	13	4%
General and administrative	199	202	(3)	-2%
Depreciation and amortization	1,012	1,694	(682)	-40%
Total expenses	3,285	4,061	(776)	-19%
Income (loss) before interest expense, net	465	(416)	881	-212%
Other (expense) income:
Interest expense	(1,102)	(1,104)	2	−%
Interest income	40	44	(4)	-10%
Net loss	$(597)	$(1,476)	$879	-60%
Weighted average number of limited partner units outstanding	3,273	2,307
Net loss per weighted average limited partner unit	$(0.18)	$(0.64)

Revenues – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We attribute the 3% increase in revenues principally to an increase of 3.5% in the weighted average occupancy rate over the prior year period.

Expenses – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We attribute the $776,000 decrease in expenses primarily to the following:

•
a $682,000 decrease in depreciation and amortization due to all properties having fully amortized the value of their respective in-place leases; partially offset by an increase in depreciation resulting from capital expenditures we have made; and

•
a $104,000 decrease in rental operating expenses principally due to one-time costs incurred at Woodland Hills, Cape Cod, Bent Oaks and Woodhollow which was necessary to stabilize the properties in 2009.

Liquidity and Capital Resources

During 2008 and 2009, we raised approximately $32.5 million through the issuance of limited partnership interests, including $1.6 million from our General Partner.  After payment of our organizational and offering costs, the funds were used principally to purchase five properties and as reserves for capital expenditures.

The following table sets forth our sources and uses of cash (unaudited):

	June 30,
	2010	2009
Provided by operating activities (1)	$403,306	$584,905
Used in investing activities	(204,601)	(1,065,215)
(Used in) provided by financing activities	(873,746)	7,375,813
(Decrease) increase in cash	$(675,041)	$6,895,503

(1)	Including changes in operating assets and liabilities.

(Back to Index)

(Back to Index)

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

           During the six month periods ended June 30, 2010 and 2009 we incurred net losses; our net income or loss is substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net loss for the six month periods ended June 30, 2010 and 2009 of $597,336 and $1,475,940, respectively, included $1,088,814 and $1,761,439, respectively, of non-cash depreciation and amortization expense.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities adjusted for net changes in assets and liabilities.  Our operations generated $491,478 and $285,499, respectively, of positive adjusted cash flow from operations for the six month periods ended June 30, 2010 and 2009.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in “-Results of Operations,” we anticipate that we will generate a similar amount of positive adjusted cash flow from operations for the six months ended December 31, 2010.

           The following table reconciles net cash provided by operating activities to adjusted cash flow from operations as described in the paragraph above:

	June 30,
	2010	2009
Net cash provided by operating activities	$403,306	$584,905
Net changes in operating assets and liabilities	88,172	(299,406)
Adjusted cash flow from operations	$491,478	$285,499

          In addition to this positive adjusted cash flow, as of June 30, 2010, we had $11.5 million in cash reserves and $250,000 in working capital.  Accordingly, we believe we will be able to meet our liquidity needs for the foreseeable future.  During the six months ended June 30, 2010, we have spent $204,601 on capital expenditures such as exterior paint projects, roof replacements, landscaping upgrades, parking lot paving, and turnover costs and anticipate future expenditures, as follows by property:

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$20,118	$576,000
Bent Oaks	80,114	1,116,000
Cape Cod	53,618	1,371,000
Woodhollow	29,205	784,800
Hills	21,546	1,894,000
Total	$204,601	$5,741,800

          Although our capital expenditures were nominal during the six months ended June 30, 2010, we have planned a series of major capital projects for our Properties, including landscaping, parking lot paving, signage upgrades, construction of a clubhouse, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  Our planned expenditures of $5.7 million are a reduction from the $11.3 million we previously reported, since we do not believe that, under current market conditions, the additional expenditures will allow us to increase occupancy and rental rates sufficiently to provide an acceptable return on the capital that would have been invested.  The reductions principally involve interior upgrades such as cabinets, appliances, light fixtures and countertops.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.  Pending future reviews of our capital projects program, we intend to use the reserves not needed for the program to fund increased debt service requirements, which begin in early 2011.

(Back to Index)

(Back to Index)

Critical Accounting Policies

For a discussion on our critical accounting policies and estimates, see the discussion in our registration statement on Form 10 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

           There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

August 13, 2010	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

August 13, 2010	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)