Form 10-Q
period 2010-09-30
Resource Real Estate Investors 7, L.P.
filed 2010-11-10
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Rental property, at cost:
Land	$7,717	$7,717
Buildings and improvements	47,982	47,507
Personal property	1,004	772
Construction-in-progress	−	401
	56,703	56,397
Accumulated depreciation and amortization	(5,230)	(3,705)
	51,473	52,692

Cash	11,481	12,424
Restricted cash	756	822
Tenant receivables, net	9	12
Prepaid expenses and other assets	213	126
Deferred financing costs, net	1,052	1,167
Total assets	$64,984	$67,243

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$41,215	$41,225
Accounts payable and accrued expenses	682	917
Accrued interest	170	175
Payables to related parties	682	469
Prepaid rent	102	103
Security deposits	161	166
Total liabilities	43,012	43,055

Partners’ capital	21,972	24,188

Total liabilities and partners’ capital	$64,984	$67,243

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$1,868	$1,845	$5,618	$5,490

Expenses:
Rental operating	860	944	2,603	2,792
Management fees – related parties	165	169	496	486
General and administrative	127	49	327	251
Depreciation and amortization	553	883	1,525	2,543
Total expenses	1,705	2,045	4,951	6,072
Income (loss) before interest expense, net	163	(200)	667	(582)

Interest expense, net	(504)	(502)	(1,605)	(1,596)
Net loss	$(341)	$(702)	$(938)	$(2,178)

Weighted average limited partner units outstanding	3,269	3,030	3,272	2,549

Net loss per weighted average limited partner unit	$(0.10)	$(0.23)	$(0.29)	$(0.85)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amounts	Amount
Balance at January 1, 2010	$1	3,274,655	$24,187	$24,188
Distributions	−	−	(1,228)	(1,228)
Redemption, net	−	(5,000)	(50)	(50)
Net loss	−	−	(938)	(938)
Balance at September 30, 2010	$1	3,269,655	$21,971	$21,972

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(938)	$(2,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,525	2,543
Amortization of deferred financing costs	115	101
Changes in operating assets and liabilities:
Restricted cash	66	(438)
Tenant receivables, net	3	9
Deposits	−	(12)
Prepaid expense and other assets	(87)	(136)
Accounts payable and accrued expenses	(235)	685
Payables to related parties	213	58
Accrued interest	(5)	127
Prepaid rent	(1)	(86)
Security deposits	(5)	(2)
Net cash provided by operating activities	651	671

Cash flows from investing activities:
Capital expenditures	(306)	(2,404)
Net cash used in investing activities	(306)	(2,404)

Cash flows from financing activities:
Capital contributions	−	11,554
Distributions to limited partners	(1,228)	−
Principal payments on mortgage notes payable	(10)	(9)
Redemption, net	(50)	−
Net cash (used in) provided by financing activities	(1,288)	11,545

Net (decrease) increase in cash	(943)	9,812
Cash at beginning of period	12,424	3,300
Cash at end of period	$11,481	$13,112

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Georgia, Maine and Texas.  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership has no such investments as of September 30, 2010.  R-7 was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or “the GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.5% limited partnership interest in the Partnership at both September 30, 2010 and December 31, 2009.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2010 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Registration Statement on Form 10 for the year ended December 31, 2009.  The results of operations for the three and nine months ended September 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiary/Apartment Complex	Leverage Ratio (1)	Number of Units	Location
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”)	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”)	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”)	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Woodland Hills Apartments (“Hills”)	65%	228	Decatur, GA
		809

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

All material intercompany transactions and balances have been eliminated.

Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2010 and 2009, the Partnership paid $1.6 million and $1.4 million, respectively, in cash for interest.

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $93,000 and $132,000 for the nine months ended September 30, 2010 and 2009, respectively.

Tenant Receivables, Net

The majority of the Partnership’s receivables are due from tenants.  Tenant receivables are stated in the consolidated financial statement at amounts due from tenants net of an allowance for uncollectible receivables.  Accounts outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At September 30, 2010 and December 31, 2009, $0 and $94, respectively, is included in the allowance for uncollectible receivables.

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	September 30,	December 31,
	2010	2009
Real estate taxes	$505	$633
Insurance	62	80
Capital improvements	189	109
Total restricted cash	$756	$822

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010
(unaudited)

NOTE 4 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of September 30, 2010 and December 31, 2009 was $295,000 and $180,000, respectively.  Estimated amortization expense of the existing deferred financing costs of the Partnership’s properties for the 12 month periods ending September 30, 2011 through 2015, and thereafter, is as follows (in thousands):

2011	$154
2012	153
2013	151
2014	149
2015	147
Thereafter	298
$1,052

NOTE 5 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	September 30, 2010	December 31, 2009	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2015	4.92%	$37	(1)
Tamarlane	997	1,007	05/01/2015	6.12%	$5	(2)
Bent Oaks	6,120	6,120	01/01/2019 (7)	5.99% (7)	$31	(3)
Cape Cod	6,362	6,362	01/01/2019 (7)	5.91% (7)	$32	(4)
Woodhollow	5,240	5,240	01/01/2019 (7)	6.14% (7)	$27	(5)
Hills	13,590	13,590	01/01/2016	variable	$40	(6)
Total	$41,215	$41,225

(1)	Interest only through May 1, 2015.

(2)	Monthly payment including principal and interest totals $5,315, effective since start date of loan.

(3)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $36,653.

(4)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $37,776.

(5)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $31,890.

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

(7)
The Partnership has an option to extend the maturity date for an additional one year to January 1, 2020.  During the extension period, the interest rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

Annual principal payments on the mortgage notes payable for each of the next five years ending September 30, and thereafter, are as follows (in thousands):

2011	$345
2012	526
2013	554
2014	580
2015	10,436
Thereafter	28,774
$41,215

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010
(unaudited)

NOTE 5 – MORTGAGE NOTES PAYABLE – (Continued)

The mortgage notes payable are with recourse only to the properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the GP has guaranteed (“carveouts”).  These carveouts relate to the total debt and expire as the notes are paid down.

NOTE 6 – RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Payables due to related parties are summarized in the following table (in thousands):

	September 30,	December 31,
	2010	2009
Payables due to related parties:
RCP (a)	$537	$324
Resource Real Estate Management, LLC (“RREML”) (b)	122	106
Resource Real Estate Management, Inc. (“RREMI”) (c)	23	39
	$682	$469

(a)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of September 30, 2010 and December 31, 2009, the LPs had not received their Preferred Return; therefore, the balance includes $535,000 and $320,000, respectively, of cumulative investment management fees, as well as $2,000 and $4,000, respectively, due to RCP for the reimbursement of advances to cover ordinary operating expenses.

(b)
RREML is a wholly owned subsidiary of RCP and is entitled to receive property management fees (see footnote 2 to the following table).  At September 30, 2010 and December 31, 2009, the balance consists primarily of accrued property management fees.

(c)
RREMI is an indirect wholly owned subsidiary of RAI which is engaged by RREML as the manager of the Partnership’s properties.  During the ordinary course of business, RREMI advances funds for ordinary operating expenses on behalf of the properties; these advances are repaid within a few days.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
RCP:
Investment management fees (1)	$72	$76	$215	$215
RREML:
Property management fees (2)	$93	$93	$281	$271

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return (see footnote (a) to the previous table).  For the three and nine months ended September 30, 2010 and 2009, the LPs did not receive their Preferred Return and these fees were subordinated and accrued, but not paid.

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
AND RESULTS AND OPERATIONS (unaudited)

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

As of September 30, 2010, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary / Apartment Complex	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
			809

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following tables set forth operating statistics about our multifamily residential rental properties:

Apartment Complex	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Three Months Ended September 30,	2010	2009	2010	2009	2010	2009
Tamarlane	98.0%	92.8%	$1.14	$1.05	44%	50%
Bent Oaks	93.8%	92.2%	$0.96	$0.90	64%	67%
Cape Cod	95.4%	95.8%	$0.84	$0.82	51%	63%
Woodhollow	95.1%	95.7%	$0.84	$0.86	65%	64%
Hills	96.6%	94.4%	$0.69	$0.68	55%	47%

(Back to Index)

(Back to Index)

Apartment Complex	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Nine Months Ended September 30,	2010	2009	2010	2009	2010	2009
Tamarlane	96.5%	92.8%	$1.12	$1.10	45%	50%
Bent Oaks	95.0%	90.3%	$0.97	$0.89	63%	69%
Cape Cod	95.1%	93.8%	$0.83	$0.81	62%	66%
Woodhollow	95.8%	94.1%	$0.86	$0.87	66%	69%
Hills	96.2%	93.2%	$0.69	$0.66	52%	50%

(1)	Number of occupied units divided by total units adjusted for any unrentable units.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees, as a percentage of rental income, excluding any adjustment for concessions.

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also may, in the future, generate funds from the sale or refinancing of our Properties.  Because we acquired our Properties in 2008, we do not expect that we will sell or refinance our Properties for at least the next year.  Should the current recession continue or intensify, we could experience lower occupancy and lower rental revenues and higher operating costs all of which could harm our operations and financial condition, reduce the value of our Properties and adversely affect the distributions to our limited partners.

Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.

The amount of rental revenues from our Properties depends upon the occupancy rate and concessions granted.  Our Properties experienced an overall increase in their average occupancy rate during the nine months ended September 30, 2010 of approximately 2.9% to 95.7% from 92.8% for the prior year period.  Unemployment among our resident base will often result in higher bad debt expenses as well as higher turnover costs due to tenants moving out of apartment units prior to the expiration of their lease terms.  In particular, two of our properties, Bent Oaks and Cape Cod, experienced higher than expected turnover costs in 2009 as a result of higher than normal move-outs, due in part, to the transition from prior ownership as well as general economic and real estate market conditions in Texas.

The aggressive property-level programs that have been deployed by our Properties have led to the increase in occupancy rates experienced during the nine months ended September 30, 2010, including, in particular, our lease assurance program and our lease rent optimizer, or LRO, program which includes rent concessions and a planned program of substantial capital improvements.  Under our lease assurance program, we market our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renew leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.

We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.

(Back to Index)

(Back to Index)

With the exception of one mortgage note, our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained relatively stable during the period of our ownership of the Properties.  Based upon current economic conditions and their effect on interest rates, and because our existing financing extends through periods ranging from 2015 to 2019, we expect that our financing costs will remain relatively stable during substantially all of the expected term on these notes.  However, should interest rates change materially, the interest component of our variable rate financing, which is based upon the one-month British Banker Association London Interbank Offered Rate plus 323 basis points, and is capped at 7%, could change.  A hypothetical 100 basis point of variance would change our annual interest expense by approximately $136,000.

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

The following table sets forth the results of our operations for the three months ended September 30, 2010 (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2010	2009	Dollars	Percent
Revenues:
Rental income	$1,868	$1,845	$23	1%

Expenses:
Rental operating	860	944	(84)	(9)%
Management fees – related parties	165	169	(4)	(2)%
General and administrative	127	49	78	159%
Depreciation and amortization	553	883	(330)	(37)%
Total expenses	1,705	2,045	(340)	(17)%
Income (loss) before interest expense, net	163	(200)	363	182%
Interest expense, net	(504)	(502)	(2)	−
Net loss	$(341)	$(702)	$361	51%
Weighted average limited partner units outstanding	3,269	3,030
Net loss per weighted average limited partner unit	$(0.10)	$(0.23)

Revenues – Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We attribute the 1% increase in revenues principally to an increase of 1.6% in the weighted average occupancy rate for our Properties over the prior year period.

Expenses – Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We attribute the $340,000 decrease in expenses primarily to the following:

•
a $330,000 decrease in depreciation and amortization due to all properties having fully amortized the value of their respective in-place leases; the decrease was partially offset by an increase in depreciation resulting from capital expenditures we have made; and

•
an $84,000 decrease in rental operating expenses principally due to one-time costs incurred at Woodland Hills, Cap Cod, Bent Oaks and Woodhollow which were necessary to stabilize these properties in 2009; offset in part by

•	a $78,000 increase in general and administrative expense due principally to an increase in audit, tax, and legal fees as a result of increased reporting requirements in 2010.

(Back to Index)

(Back to Index)

The following table sets forth the results of our operations for the nine months ended September 30, 2010 (in thousands):

	September 30,		Increase (Decrease)
	2010	2009	Dollars	Percent
Revenues:
Rental income	$5,618	$5,490	$128	2%

Expenses:
Rental operating	2,603	2,792	(189)	(7)%
Management fees – related parties	496	486	10	2%
General and administrative	327	251	76	30%
Depreciation and amortization	1,525	2,543	(1,018)	(40)%
Total expenses	4,951	6,072	(1,121)	(18)%
Income (loss) before interest expense, net	667	(582)	1,249	(215)%
Interest expense, net	(1,605)	(1,596)	(9)	−
Net loss	$(938)	$(2,178)	$1,240	57%
Weighted average limited partner units outstanding	3,272	2,549
Net loss per weighted average limited partner unit	$(0.29)	$(0.85)

Revenues – Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

We attribute the 2% increase in revenues principally to an increase of 2.9% in the weighted average occupancy rate for our Properties over the prior year period.

Expenses – Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

We attribute the $1.1 million decrease in expenses primarily to the following:

•
a $1.0 million decrease in depreciation and amortization due to all properties having fully amortized the value of their respective in-place leases; the decrease was partially offset by an increase in depreciation resulting from capital expenditures we have made; and

•
a $189,000 decrease in rental operating expenses principally due to one-time costs incurred at Woodland Hills, Cape Cod, Bent Oaks and Woodhollow which was necessary to stabilize the properties in 2009; offset in part by

•	a $76,000 increase in general and administrative expense due principally to an increase in audit, tax, and legal fees as a result of increased reporting requirements in 2010.

Liquidity and Capital Resources

During 2008 and 2009, we raised approximately $32.5 million through the issuance of limited partnership interests, including $1.6 million from our General Partner.  After payment of our organizational and offering costs, the funds were used principally to purchase five properties and as reserves for capital expenditures.

The following table sets forth our sources and uses of cash (in thousands, unaudited):

	September 30,
	2010	2009
Provided by operating activities (1)	$651	$671
Used in investing activities	(306)	(2,404)
(Used in) provided by financing activities	(1,288)	11,545
Net (decrease) increase in cash	$(943)	$9,812

(1)	Including changes in operating assets and liabilities.

(Back to Index)

(Back to Index)

Our liquidity needs consist principally of capital to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations as well as the amount of our cash reserves and working capital.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rent rates, or local economic conditions, including unemployment rates.  The rates charged to tenants compared to competing properties can be affected by a lack of perceived safety, convenience and attractiveness of a property.

During the nine month periods ended September 30, 2010 and 2009 we incurred net losses; our net income or loss is substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net loss for the nine month periods ended September 30, 2010 and 2009 of $938,000 and $2.2 million, respectively, included $1.5 million and $2.5 million, respectively, of non-cash depreciation and amortization expense.  Our operations generated $702,000 and $466,000, respectively, of positive adjusted cash flow from operations for the nine month periods ended September 30, 2010 and 2009.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities adjusted for net changes in assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “-Results of Operations,” we anticipate that we will generate a similar amount of positive adjusted cash flow from operations for the twelve months ended December 31, 2010.

The following table reconciles net cash provided by operating activities to adjusted cash flow from operations as described in the paragraph above (in thousands):

	September 30,
	2010	2009
Net cash provided by operating activities	$651	$671
Net changes in operating assets and liabilities	51	(205)
Adjusted cash flow from operations	$702	$466

As of September 30, 2010, we had $11.2 million in cash reserves and $254,000 in working capital.  Accordingly, we believe we will be able to meet our liquidity needs for the foreseeable future.  During the nine months ended September 30, 2010, we have spent $306,000 on capital expenditures such as exterior paint projects, roof replacements, landscaping upgrades, parking lot paving, and turnover costs and anticipate future discretionary expenditures, as follows by property (in thousands):

Apartment Complex	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$48	$600
Bent Oaks	96	1,660
Cape Cod	76	1,939
Woodhollow	41	820
Hills	45	1,894
Total	$306	$6,913

Although our capital expenditures were nominal during the nine months ended September 30, 2010, we have planned a series of major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, construction of a clubhouse (at the Hills), upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  Our planned expenditures of $6.9 million are a reduction from the $11.3 million we previously reported, since we do not believe that, under current market conditions, expenditures above the currently planned $6.9 million will allow us to increase occupancy and rental rates sufficiently to provide an acceptable return on the capital that would have been invested.  The reductions principally involve interior upgrades such as cabinets, appliances, light fixtures and countertops.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve, we will consider restoring the interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.  Pending future reviews of our capital projects program, we intend to use the reserves not needed for the program to fund increased debt service requirements, which begin in early 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

November 10, 2010	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

November 10, 2010	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)