Form 10-K
period 2010-12-31
Resource Real Estate Investors 7, L.P.
filed 2011-03-24
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file no. 0-53962
Resource Real Estate Investors 7, L.P.
(Exact name of registrant as specified in its charter)
Delaware	26-2726308
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Crescent Drive, Suite 203, Navy Yard Corporate Center, Philadelphia, PA 19112
(Address of principal executive offices) (Zip code)
(215) 231-7050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Documents Incorporated by Reference:  None
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS

General

Resource Real Estate Investors 7, L.P., is a Delaware limited partnership which was formed on March 28, 2008 and commenced operations on June 16, 2008.  We own in fee, operate and invest in multifamily residential rental properties, which we refer to as the Properties, located in Georgia, Maine and Texas.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property, or Real Estate Debt Investment.  We currently do not own any interests in real estate mortgages or debt instruments.  We refer to our Properties collectively as our Real Estate Investments.

Our general partner, Resource Capital Partners, Inc., or the General Partner, is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs, or TICs.  Our General Partner operates and manages our Real Estate Investments on our behalf, and is responsible for evaluating, obtaining financing and refinancing for, and selling our Real Estate Investments on our behalf.  Our General Partner is an indirect wholly owned subsidiary of Resource America, Inc., or Resource America, a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

Our goals are to generate regular cash distributions from our operations, gains from the potential appreciation in the value of our Properties, and cash for our partners’ distributions from the sale or refinancing of the Properties.

We will terminate on March 28, 2016, unless we are sooner dissolved or terminated.  Our General Partner from time to time, in its discretion, may extend the term for up to an aggregate of two years.  Our General Partner will have complete and exclusive discretion in the management of our business.

Our Management

As we do not have any officers, directors or employees, we rely solely on the officers and employees of our General Partner and its affiliates for the management of our Real Estate Investments.  Our General Partner and its affiliates, Resource Real Estate Management, LLC and Resource Real Estate, Inc., also conduct business activities of their own in which we will have no economic interest.  Employees of our General Partner and its affiliates who provide us with services are not required to work full-time on our affairs.  These employees devote significant time to the affairs of our General Partner and its affiliates and are compensated by our General Partner and its affiliates for the services rendered to them.  There may be significant conflicts between us and our General Partner and its affiliates regarding the availability of those employees to manage us and our Real Estate Investments.

Real Estate Manager

Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of our General Partner, manages or supervises the management of our Real Estate Investments under a real estate management agreement with us or the entity owning legal title to the Real Estate Investment in which we are participating.  Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs.  In October of 2007, Resource Real Estate Management, Inc., d/b/a Resource Residential, a wholly owned subsidiary of Resource America, was formed to manage the real estate investments of Resource Real Estate Management.

Resource Real Estate, Inc., or Resource Real Estate, an indirect wholly owned subsidiary of Resource America, is the parent company of our General Partner and an affiliate of Resource Real Estate Management, which will also manage our Real Estate Investments.

Distribution Allocations

Distributable cash, which includes both distributable cash from operations as well as from capital transactions, will be distributed as described below.

Distributable cash from operations will be distributed in the following order of priority:

●
first, 100% to the limited partners until they have each received distributions from us, including distributions of distributable cash from capital transactions, equal to their respective preferred return of 8.25% if they subscribed for their units on or before December 31, 2007 or 8% if they subscribed for their units after December 31, 2007, which we refer to as their Preferred Return; and

●	thereafter, 80% to the limited partners and 20% to our General Partner.

(Back to Index)

(Back to Index)

Distributable cash from capital transactions, which includes cash received from the sale or refinancing of a Property, or the sale or repayment in full of all outstanding principal and interest due and owing to us on a Real Estate Debt Investment, will be distributed in the following order of priority:

●	first, 100% to our limited partners until they have each received distributions from us, including distributions of distributable cash from operations, equal to their respective Preferred Return;

●	second, 100% to our limited partners until their respective adjusted capital contribution has been reduced to zero; and

●	thereafter, 80% to our limited partners and 20% to our General Partner.

An adjusted capital contribution is the amount originally paid for the limited partnership interest, less previous distributions of distributable cash from capital transactions.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of the date of this report 5,000 units have been redeemed.

Sale of Units

From June 16, 2008 through August 31, 2009, we privately sold our limited partnership interest units at $10.00 per unit to accredited investors, as that term is defined in Rule 501(a) of Regulation D of the Securities Act.  We sold a total of 3,274,655 units, including 180,768 units to our General Partner, for total proceeds, before commissions, fees and expenses, of approximately $32.5 million.  We refer to these sales as the Offering.  Chadwick Securities, Inc., an affiliate of our General Partner, served as the dealer-manager in the Offering.

ITEM 1A.	RISK FACTORS

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Unresolved staff comments have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

See Item 7 – “Overview.”

ITEM 3.	LEGAL PROCEEDINGS

We are not subject to any pending material legal proceedings.

ITEM 4.	[OMITTED AND RESERVED]

Omitted and reserved pursuant to SEC Release 33-9089A.

(Back to Index)

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded.  There is no market for our limited partner units and it is unlikely that any will develop.  The following table shows the number of equity security holders:

	As of December 31,
Title of Class	2010	2009
Limited Partner units	3,269,655	3,274,655
Number of Limited Partners	588	589

As of the date of this report, 3,269,655 limited partnership units are outstanding.  We pay distributions monthly.  No distributions were paid to the General Partner for either year.  Total distributions paid to limited partners for the years ended December 31, 2010 and 2009 were $1.6 million and $1.2 million, respectively.  The following table details these distributions by month for the years ended December 31.

	2010		2009
	Distributions	Per Unit	Distributions	Per Unit
January	$136,417	$0.042	$38,683	$0.023
February	136,417	0.042	81,437	0.042
March	136,417	0.042	82,175	0.038
April	136,417	0.042	96,969	0.042
May	136,417	0.042	98,637	0.041
June	136,211	0.042	107,548	0.043
July	136,580	0.042	111,060	0.041
August	136,413	0.042	121,634	0.043
September	136,414	0.042	128,120	0.042
October	136,414	0.042	128,166	0.039
November	136,414	0.042	145,463	0.044
December	136,414	0.042	136,417	0.042
Total distributions for the year	$1,636,945	$0.504	$1,276,309	$0.480

We do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected.  Some of the information presented is forward-looking in nature.  Although the information is based on our current expectations, actual results could vary from expectations stated in this report.  Numerous factors will affect our actual results, some of which are beyond our control.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information.

(Back to Index)

(Back to Index)

Overview

We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of December 31, 2010, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments will be in an amount that would cause us to become and investment company within the meaning of Section 3(a)(1) of the investment Company Act of 1940.

As of December 31, 2010, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:
Subsidiary / Apartment Complex	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
Total			809

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties for the years ended December 31, 2010 and 2009:

Apartment Complex	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	2010	2009	2010	2009	2010	2009
Tamarlane	96.3%	93.3%	$1.10	$1.04	42%	46%
Bent Oaks	95.6%	90.8%	$0.93	$0.87	58%	63%
Cape Cod	95.1%	94.2%	$0.79	$0.78	57%	60%
Woodhollow	95.9%	94.8%	$0.84	$0.85	61%	64%
Hills	96.0%	92.9%	$0.65	$0.65	48%	49%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees, as a percentage of rental income, excluding any adjustment for concessions.

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also may, in the future, generate funds from the sale or refinancing of our Properties.  Because we acquired our Real Estate Investments in 2008, we do not expect that we will sell or refinance our Properties during at least the next year.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.

Our operating results and cash flows from our Properties are affected by four principal factors:

●	occupancy and rental rates,

●	property operating expenses,

(Back to Index)

(Back to Index)

●	interest rates on the related financing, and

●	capital expenditures.

The amount of rental revenues from our Properties depends upon the occupancy rate and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our Lease Assurance Program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs, our Properties experienced an overall increase in the average occupancy rate during the year ended December 31, 2010 of approximately 2.6%, with an average occupancy rate of 95.8% as compared to an average occupancy rate during the same period in 2009 of 93.2%.

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

With the exception of one mortgage note, our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained relatively stable during the period of our ownership of the Properties.  Based upon current economic conditions and their effect on interest rates, and because our existing financing extends through periods ranging from 2015 to 2019, we expect that our financing costs will remain relatively stable during substantially all of the expected term of these notes.  However, should interest rates change materially, the interest component of our variable rate financing, which is based upon the one-month London Interbank Offered Rate plus 323 basis points, and is capped at 7%, could change.

Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $6.9 million in the next five years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to cause our occupancy rates and, potentially, rental rates and our cash flow from operating activities to increase.

The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2010	2009	Dollars	Percent
Revenues:
Rental income	$7,506	$7,318	$188	3%

Expenses:
Rental operating	3,492	3,761	(269)	(7)%
Management fees – related parties	662	655	7	1%
General and administrative	388	311	77	25%
Depreciation and amortization	2,045	3,387	(1,342)	(40)%
Total expenses	6,587	8,114	(1,527)	(19)%
Income (loss) before interest expense, net	919	(796)	1,715	215%
Interest expense, net	(2,202)	(2,133)	(69)	3%
Loss on disposition of fixed assets	(3)	−	(3)	0%
Net loss	$(1,286)	$(2,929)	$1,643	(56)%
Weighted average number of limited partner units outstanding	3,271	2,735

Net loss per weighted average limited partner unit	$(0.39)	$(1.07)

(Back to Index)

(Back to Index)

Revenues – Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We attribute the $188,000 increase in revenues principally to an increase of 2.6% in the weighted average occupancy rate for our Properties over the prior year period.

Expenses – Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We attribute the $1.5 million decrease in expenses principally to the following:

•
a $1.3 million decrease in depreciation and amortization due to all properties having fully amortized the value of their respective in-place leases; the decrease was partially offset by an increase in deprecation resulting from capital expenditures we have made; and

•
a $269,000 decrease in rental operating expenses principally due to one-time costs incurred at several of our properties, specifically, Woodland Hills, Cape Cod, Bent Oaks and Woodhollow, which were necessary to stabilize these properties in 2009; but which were not repeated in 2010.

These decrease were partially offset by:

•	a $7,000 increase in management fees; and

•	a $77,000 increase in general and administrative expense due principally to an increase in audit, tax, and legal fees as a result of increased reporting requirements in 2010.

Liquidity and Capital Resources

During 2008 and 2009, we raised a total of $32.5 million through the issuance of limited partnership interests, including $1.6 million from our General Partner.  After payment of our organizational and offering costs, the funds were used principally to purchase five properties and as reserves for capital expenditures.

The following table sets forth our sources and uses of cash (in thousands):

	December 31,
	2010	2009
Provided by operating activities (1)	$1,092	$1,039
Used in investing activities	(466)	(3,048)
(Used in) provided by financing activities	(1,700)	11,133
Net (decrease) increase in cash	$(1,074)	$9,124

(1)	Including changes in operating assets and liabilities.

Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and to control property operating expenses.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.

During the years ended December 31, 2010 and 2009, we incurred net losses; our net income or loss is substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net losses for the years ended December 31, 2010 and 2009 of $1.3 million and $2.9 million, respectively, included $2.0 million and $3.4 million, respectively, of non-cash depreciation and amortization expense.  Our operations generated $1.0 million and $601,000, respectively, of positive adjusted cash flow from operations for the years ended December 31, 2010 and 2009.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities adjusted for net changes in assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “-Results of Operations,” we anticipate that we will generate a similar amount of positive adjusted cash flow from operations for the twelve months ended December 31, 2011.

(Back to Index)

(Back to Index)

The following table reconciles net cash provided by operating activities to adjusted cash flow from operations as described in the paragraph above (in thousands):

	December 31,
	2010	2009
Net cash provided by operating activities	$1,092	$1,039
Less: Net changes in operating assets and liabilities	(50)	(438)
Adjusted cash flow from operations	$1,042	$601

As of December 31, 2010, we had $11.1 million in cash reserves and $279,000 in working capital.  Accordingly, we believe we will be able to meet our liquidity needs for the foreseeable future.  During the year ended December 31, 2010, we spent $466,000 on capital expenditures such as exterior paint projects, roof replacements, landscaping upgrades, parking lot paving, and turnover costs and anticipate future discretionary expenditures, as follows by property (in thousands):

Apartment Complex	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$61	$600
Bent Oaks	124	1,660
Cape Cod	91	1,939
Woodhollow	51	820
Hills	139	1,894
Total	$466	$6,913

Although our capital expenditures were nominal ($466,000) during the year ended December 31, 2010, we have planned a series of major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, construction of a clubhouse (at the Hills), upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  Our planned expenditures of $6.9 million are a reduction from the $11.5 million we previously reported, since we do not believe that, under current market conditions, expenditures above the currently planned $6.9 million will allow us to increase occupancy and rental rates sufficiently to provide an acceptable return on the additional capital that would have been invested.  The reductions principally involve interior upgrades such as cabinets, appliances, light fixtures and countertops.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring the interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.  Pending future reviews of our capital projects program, we intend to use the reserves not needed for the program to fund increased debt service requirements, which begin in early 2011, and are approximately $472,000.

In connection with the acquisitions of our Properties, we incurred $41.2 million of mortgage financing.  For information regarding such financing, with respect to each Property, see Note 5 to the notes to our consolidated financial statements, in Item 8 of this report.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of the December 31, 2009, 5,000 units have been redeemed.

(Back to Index)

(Back to Index)

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations.

Impairment.  We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified.  If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value.  We have not recognized any impairments of our Properties for the years ended December 31, 2010 and 2009.

Revenue Recognition.  We derive our revenue primarily from the rental of residential housing units with lease agreement terms of approximately twelve months.  We recognize revenue in the period that rent is earned, which is on a monthly basis.

We recognize rent as income on a straight-line basis over the term of the lease for leases with varying rental payments.  We also recognize any incentives included in the lease on a straight-line basis over the term of the lease.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

Recent Accounting Standards

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, the FASB issued guidance that requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  Adoption did not have a material impact on our consolidated financial statements.

Subsequent Events.  In February 2010, the FASB issued guidance which removes the requirement to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This guidance was effective upon issuance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to Regulation S-K, Item 305(e).

(Back to Index)

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 7, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 7, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for the years then ended.  Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)2.  These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Real Estate Investors 7, L.P. and subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 24, 2011

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009
ASSETS
Rental property, at cost:
Land	$7,717	$7,717
Buildings and improvements	48,014	47,507
Personal property	1,041	772
Construction-in-progress	12	401
	56,784	56,397
Accumulated depreciation and amortization	(5,747)	(3,705)
	51,037	52,692

Cash	11,350	12,424
Restricted cash	913	822
Tenant receivables, net	16	12
Prepaid expenses and other assets	122	126
Deferred financing costs, net	960	1,167
Total assets	$64,398	$67,243

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$41,212	$41,225
Accounts payable and accrued expenses	739	917
Accrued interest	175	175
Payables to related parties	798	469
Prepaid rent	97	103
Security deposits	162	166
Total liabilities	43,183	43,055

Partners’ capital	21,215	24,188

Total liabilities and partners’ capital	$64,398	$67,243

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	December 31,
	2010	2009
Revenues:
Rental income	$7,506	$7,318

Expenses:
Rental operating	3,492	3,761
Management fees – related parties	662	655
General and administrative	388	311
Depreciation and amortization	2,045	3,387
Total expenses	6,587	8,114
Income (loss) before other (expense) income	919	(796)

Other expenses:
Interest expense, net	(2,202)	(2,133)
Loss on disposal of fixed assets	(3)	−
Net loss	$(1,286)	$(2,929)

Weighted average number of limited partner units outstanding	3,271	2,735

Net loss per weighted average limited partner unit	$(0.39)	$(1.07)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except units)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2009	$1	1,855,406	$15,971	$15,972
Capital contributions	−	1,419,249	14,090	14,090
Offering costs	−	−	(1,669)	(1,669)
Distributions	−	−	(1,276)	(1,276)
Net loss	−	−	(2,929)	(2,929)
Balance at December 31, 2009	1	3,274,655	24,187	24,188
Distributions	−	−	(1,637)	(1,637)
Redemption, net	−	(5,000)	(50)	(50)
Net loss	−	−	(1,286)	(1,286)
Balance at December 31, 2010	$1	3,269,655	$21,214	$21,215

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,286)	$(2,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,045	3,387
Amortization of deferred financing costs	207	142
Loss on disposal of fixed assets	3	−
Deposit refund	73	−
Changes in operating assets and liabilities:
Restricted cash	(91)	(555)
Tenant receivables, net	(4)	31
Prepaid expense and other assets	4	(50)
Accounts payable and accrued expenses	(178)	732
Accrued interest	−	132
Payables to related parties	329	240
Prepaid rent	(6)	(89)
Security deposits	(4)	(2)
Net cash provided by operating activities	1,092	1,039

Cash flows from investing activities:
Capital expenditures	(466)	(3,048)
Net cash used in investing activities	(466)	(3,048)

Cash flows from financing activities:
Capital contributions	−	14,090
Offering costs	−	(1,669)
Distributions to limited partners	(1,637)	(1,276)
Redemption, net	(50)	−
Principal payments on mortgage note payable	(13)	(12)
Net cash (used in) provided by financing activities	(1,700)	11,133

Net (decrease) increase in cash	(1,074)	9,124
Cash at beginning of year	12,424	3,300
Cash at end of year	$11,350	$12,424

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Georgia, Maine and Texas (referred to as the “Properties”).  The Partnership also has invested in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership has no such investments as of December 31, 2010.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or “the GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.5% limited partnership interest in the Partnership at both December 31, 2010 and 2009.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

Distributable cash from capital transactions, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Preferred Return; second, 100% to the LPs until their Adjusted Capital Contributions (as defined in the Agreement) have been reduced to zero; and thereafter, 80% to the LPs and 20% to the GP.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiary/Apartment Complex	Number of Units	Location
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”)	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”)	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”)	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Woodland Hills Apartments (“Hills”)	228	Decatur, GA
	809

All intercompany transactions and balances have been eliminated in consolidation.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Partnership estimates the allowance for uncollectible receivables and adjusts the balance quarterly.  Actual results could differ from those estimates.

Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2010 and 2009, the Partnership paid $2.0 million and $1.9 million, respectively, in cash for interest.

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $120,784 and $190,763 for the years ended December 31, 2010 and 2009, respectively.

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

The Partnership is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2008 through 2010.

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

The future minimum rental payments to be received from noncancelable operating leases is approximately $3.9 million and $35,000 for the years ending 2011 and 2012, respectively, and none thereafter.

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no recorded impairment loss for the years ended December 31, 2010 and 2009.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Rental Properties

Rental properties are carried at cost, net of accumulated depreciation.  Buildings and improvements and personal property are depreciated for financial reporting purposes on the straight-line method over their estimated useful lives.  The value of in place leases is amortized over twelve months on a straight line basis.  For income tax reporting purposes, the Partnership uses the Modified Accelerated Cost Recovery System.  Useful lives used for calculating depreciation for financial reporting purposes are as follows:

Buildings and improvements	5 - 27.5 years
Personal property	3 - 15 years

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At December 31, 2010, the Partnership had $11.4 million of deposits at various banks of which $9.7 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables

The majority of the Partnership’s receivables are due from tenants.  Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership charges off receivables when they become uncollectible.  At December 31, 2010 and 2009, there was $248 and $94, respectively, in the allowance for uncollectible receivables.

Redemptions

The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.

Recently Issued Financial Accounting Standards

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses - In July 2010, the FASB issued guidance that requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

Subsequent Events.  In February 2010, the FASB issued guidance which removes the requirement to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This guidance was effective upon issuance.

Reclassification

Bad debt expense was reclassified from General and administrative expense to Operating expense in the 2009 consolidated financial statements to conform to the 2010 presentation.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	December 31,
	2010	2009
Real estate taxes	$613	$633
Insurance	103	80
Capital improvements	197	109
	$913	$822

NOTE 4 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2010 and 2009 was $386,564 and $179,647, respectively.  Estimated amortization expense of the existing deferred financing costs of the Partnership’s properties for the 12 month periods ending December 31, 2011 through 2015, and thereafter, is as follows (in thousands):

2011	$174
2012	173
2013	171
2014	169
2015	125
Thereafter	148
$960

NOTE 5 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):
	December 31,		Maturity	Annual Interest	Average Monthly Debt
Property	2010	2009	Date	Rate	Service
Tamarlane	$8,906	$8,906	05/01/2015	4.92%	$37	(1)
Tamarlane	994	1,007	05/01/2015	6.12%	$5	(2)
Bent Oaks	6,120	6,120	01/01/2019 (7)	5.99% (7)	$31	(3)
Cape Cod	6,362	6,362	01/01/2019 (7)	5.91% (7)	$32	(4)
Woodhollow	5,240	5,240	01/01/2019 (7)	6.14% (7)	$27	(5)
Hills	13,590	13,590	01/01/2016	variable (6)	$40	(6)
Total	$41,212	$41,225

(1)	Interest only through May 1, 2015.

(2)	Monthly payment including principal and interest, effective fro the start of the loan, totals $5,315.

(3)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $36,653.

(4)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $37,776.

(5)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, will total $31,890.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 5 – MORTGAGE NOTES PAYABLE - (Continued)

Annual principal payments on the mortgage notes for each of the next five years ending December 31, and thereafter, are as follows (in thousands):

2011	$472
2012	532
2013	560
2014	587
2015	10,439
Thereafter	28,622
$41,212

The mortgage notes payable are with recourse only to the Properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the General Partner has guaranteed by executing a guarantee with respect to each property.  These exceptions are referred to as “carveouts”.  In general, carveouts relate to damages suffered by the lender for a subsidiary’s failure to pay rents, insurance or condemnation proceeds to lender, to pay water, sewer and other public assessments or charges, to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the General Partner to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the subsidiary voluntarily files for bankruptcy or seeks reorganization, or if a related party of the subsidiary does so with respect to the subsidiary.

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Payables to related parties are summarized in the following table (in thousands):

	December 31,
	2010	2009
Payables to related parties:
RAI and affiliates(a)	$798	$469

(a)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to be the manager of the Partnership’s properties.

During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties; these advances are repaid within a few days.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized in the following table (in thousands):
	For the years ended
	December 31,
	2010	2009
RCP:
Investment management fees (1)	$287	$291
RREML:
Property management fees (2)	375	364
	$662	$655

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

(2)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties, for managing or obtaining and supervising third- party managers (see footnote (a) to the previous table).

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

Relationship with Ledgewood, PC

Until 1996 the Chairman of RAI was of counsel to the law firm Ledgewood PC (“Ledgewood”).  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, he receives certain payments from Ledgewood.

Until March 2006, a current executive of RCP (who is also an executive of RAI) was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became Executive Vice President of RCP and RAI.  In connection with his separation, this executive will receive payments from Ledgewood through 2013.

During the years ended December 31, 2010 and 2009, the Partnership paid fees of $33,664 and $0, respectively, for legal services rendered by Ledgewood.

Relationship with Chadwick Securities, Inc.

A wholly owned subsidiary of RAI, Chadwick Securities, Inc., (“Chadwick”) acted as the Partnership’s dealer-manager for the sale of its limited partner units, which was closed on August 31, 2009.  Chadwick received underwriting fees equal to 2% of the gross offering proceeds, net of RCP’s LP interest.  Underwriting fees earned by Chadwick during the year ended December 31, 2009 totaled $261,758.

Chadwick also received a 7% commission on each unit sold, except for those units sold to either RCP, its officers, directors or affiliates.  Commissions totaling $923,795 were earned by Chadwick during the year ended December 31, 2009.

Chadwick was also entitled to receive both a 0.75% nonaccountable marketing expense fee and a 0.25% nonaccountable due diligence fee on each unit sold, except for those units sold to either RCP, its officers, directors, or affiliates.  Fees earned by Chadwick during the year ended December 31, 2009 totaled $130,880 and are included in offering costs in Partners’ Capital.

No such fees were earned by Chadwick during 2010.

NOTE 7– DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Rates currently available to the Partnership for debt with similar terms and remaining maturities were used to estimate the fair value of existing debt.  The estimated fair values of the Partnership’s mortgage notes payable were as follows (in thousands):
	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Tamarlane	$9,900	$9,700	$9,913	$9,586
Bent Oaks	6,120	6,343	6,120	6,284
Cape Cod	6,362	6,562	6,362	6,497
Woodhollow	5,240	5,453	5,240	5,404
Hills	13,590	12,435	13,590	12,096
Total mortgage notes payable	$41,212	$40,493	$41,225	$39,867

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our General Partner, including its chief executive officer and its chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of the chief executive officer and chief financial officer of our General Partner, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our General Partner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework.  Based upon this assessment, our General Partner concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As a limited partnership, we do not have any officers, directors or employees.  Rather, our General Partner manages our activities and supervises our Real Estate Investments using its affiliates under the provisions of our Limited Partnership agreement which governs its conduct.  Officers of our General Partner and its affiliates may spend a substantial amount of time managing its business and affairs and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

(Back to Index)

(Back to Index)
Directors and Executive Officers of Our General Partner

The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	40	Director
Alan F. Feldman	47	Director and Senior Vice President
David E. Bloom	46	Director and Senior Vice President
Kevin M. Finkel	39	President and Principal Executive Officer
Steven R. Saltzman	47	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	40	Chief Legal Officer and Secretary

Jonathan Z. Cohen, a Director since 2002.  Mr. Cohen also serves as Chairman and a Director of Resource Real Estate Management since 2005 and as Chief Executive Officer, President and a Director of Resource Capital Corp., a real estate investment trust managed by Resource America, since its formation in 2005.  Mr. Cohen has been President since 2003 and Chief Executive Officer since 2004 of Resource America and also has served as Chairman and a Director of Resource Financial Institutions Group, Inc., a subsidiary of Resource America, since 2005.  Mr. Cohen was Executive Vice President of Resource America from 2001 to 2003, Senior Vice President from 1999 to 2001 and Chief Operating Officer from 2002 to 2004.  Mr. Cohen has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, since its formation in 1999, Vice Chairman of Atlas Energy, Inc. (formally Atlas America, Inc.), a publicly-traded natural gas and oil exploration and production company since 2000 and Vice Chairman of Atlas Energy Resources, a natural gas and oil exploration and production company since 2006.  Mr. Cohen was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust) a publicly-traded (NYSE: RAS) REIT, from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006.  Among the reasons for his appointment as director, Mr. Cohen’s financial, business and real estate experience add strategic vision to our board.

Alan F. Feldman, a Direct and Senior Vice President since 2004.  Mr. Feldman also serves as Chief Executive Officer of Resource Real Estate, a subsidiary of Resource America, since 2004, and of Resource Real Estate Opportunity REIT, a real estate investment trust managed by Resource America, since 2009, President and a Director of Resource Real Estate Management since 2005 and a Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties, a subsidiary of Resource America, from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998 Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization, where he was responsible for the firm’s 20 million square feet of managed retail properties.  From 1990 to 1992 Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.  Mr. Feldman’s vast experience and knowledge in the real estate business is an asset to our board.

David E. Bloom, a Director since 2002, President from 2002 to 2006 and Senior Vice President since 2006.  Mr. Bloom has also served as President and a Director of Resource Real Estate since 2004, and as Senior Vice President of Resource America, a position he has held since September, 2001.  Mr. Bloom joined RAI from Colony Capital, LLC, a Los Angeles-based real estate fund, where he was a Senior Vice President as well as a Principal of Colony Capital Asia Pacific from 1999 to 2001.  While at Colony, Mr. Bloom was responsible for the identification, evaluation and consummation of new investments, and he actively participated in the firm’s equity and debt raising efforts.  From 1998 to 1999 Mr. Bloom was a Director at Sonnenblick-Goldman Company, a New York based real estate investment bank.  From 1992 to 1998, Mr. Bloom practiced law in the real estate and corporate departments of Wilkie Farr & Gallagher in New York and Drinker Biddle & Reath in Philadelphia.  Prior to practicing law, Mr. Bloom began his real estate career in 1987 as an Acquisitions and Development Associate with Strouse, Greenberg & Company, a regional full-service real estate company.  Mr. Bloom’s vast experience and knowledge in the real estate business is an asset to our board.

Kevin M. Finkel, President since 2006 and Senior Vice President from 2003 to 2006.  Mr. Finkel also serves as Executive Vice President since 2007 and Director of Acquisitions since 2004 of Resource Real Estate.  Mr. Finkel joined Resource America in 2002, and has been a Vice President of Resource America since 2006.  Prior to joining Resource America, Mr. Finkel was an Associate at Lehman Brothers.  Prior to working at Lehman Brothers, Mr. Finkel was an investment banker at Barclays Capital and Deutsche Bank Securities.

Steven R. Saltzman, Vice President of Finance and Chief Financial and Accounting Officer since August 2003.  Mr. Saltzman has also served as Vice President and Controller of Resource Real Estate since 2004 and Vice President of Finance of Resource Real Estate Management since 2006.  From 1999 to 2003, Mr. Saltzman was Controller at WP Realty, Inc., a regional developer and property manager specializing in community shopping centers.  Mr. Saltzman began his real estate career in 1988 as a Property Controller at The Rubin Organization, a predecessor to the Pennsylvania Real Estate Investment Trust.  Mr. Saltzman began his professional career at Price Waterhouse from 1985 to 1988.

(Back to Index)

(Back to Index)

Darshan V. Patel, Chief Legal Officer and Secretary since 2002.  Mr. Patel has also served as Vice President of Resource America since 2005 and Associate General Counsel for Resource America since 2001.  From 1998 to 2001, Mr. Patel was associated with the law firm of Berman, Paley, Goldstein & Kannry practicing commercial litigation and real estate law.  From 1996 to 1998, Mr. Patel was associated with the law firm of Glynn & Associates practicing litigation and real estate law.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally.  You may obtain a copy of this code of ethics by a request to our General Partner, Resource Capital Partners, at One Crescent Drive, Suite 203, Navy Yard Corporate Center, Philadelphia, PA  19112.

ITEM 11.	EXECUTIVE COMPENSATION

We have no directors or officers and we do not directly employ any persons to manage or operate our business.  Our affairs are managed by our General Partner and its affiliates.  As compensation for its services, we pay our General Partner various fees as set forth in Item 13.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officer and directors, as of March 26, 2010.  Under the terms of the Partnership Agreement, our affairs are managed by our General Partner.  We do not have any officers or directors.  This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	180,768 units	5.53%

Units of limited partnership interest	Jonathan Z. Cohen, Chairman of the Board	−	−
	Alan F. Feldman, Senior Vice President and Director	−	−
	Kevin M. Finkel, President	−	−
	Steven R. Saltzman, Vice President – Finance	−	−
	Shelle Weisbaum, Assistant Secretary	−	−
	David E. Bloom, Vice President and Director	−	−
	Jeffrey F. Brotman, Senior Vice President	−	−
	Thomas C. Elliott, Chief Financial Officer	−	−
	Darshan V. Patel, Chief Legal Office and Assistant Secretary	−	−
	Michael S. Yecies, Secretary	−	−
	All directors and officers as a group	−	−

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

(Back to Index)

(Back to Index)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

We pay our General Partner and its affiliates the following fees for their services.

Allowance for Organization Expenses

The General Partner or its affiliates received a nonaccountable organization expense allowance for organization expenses of the the Partnership’s offering of its units of limited partnership interest in an amount equal to 2.5% of the gross offering proceeds.  This allowance was used for our:

•	legal and accounting fees associated with qualification and sale of units under federal and state law;

•	printing expenses for the offering materials;

•	state securities filing and qualification fees for the offer and sale of the units; and

•	financial, advisory, marketing, structuring and overhead expenses incurred by the General Partner in organizing us and preparing for the offering.

To the extent that the actual amount of organization expenses was less than the Organization Expense Allowance, the excess was additional compensation to the General Partner for its services in organizing us.  The offering period closed on August 31, 2009.  For the year ended December 31, 2009, $406,645 of Organization Expense Allowances was earned.

Property Management Fees

We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties.  This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties.  Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors.  If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties.  For the years ended December 31, 2010 and 2009, our Resource Real Estate Management earned $375,000 and $364,000, respectively, in real estate property management fees.

Deferral of Real Estate Management Fees

We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives.  We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment.

Investment Management Fees

We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds from the offering that have been, and continue to be, deployed in Real Estate Investments.  The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners.  Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “– Reimbursement of Administrative Expenses and Direct Costs.”  Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return.  Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return.  For the years ended December 31, 2010 and 2009, our General Partner earned $287,000 and $291,000, respectively, in investment management fees, the payment of which was deferred under the subordination clause of the Partnership Agreement.

(Back to Index)

(Back to Index)

Property Financing Fee for Refinancing a Property

We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties.  This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms.  The property financing fee for refinancing will not be paid for Real Estate Debt Investments.  There were no refinancings of the Properties during the years ended December 31, 2010 and 2009, and, accordingly, no fees were paid.

Cash Distributions to Our General Partner

Our General Partner will receive distributions from us from the following sources:

●	distributable cash from operations;

●	distributable cash from capital transactions; and

●	cash distributions to the partners upon our liquidation.

Cash distributions from our operations will be first paid to our limited partners until they have received distributions totaling their Preferred Return and thereafter, 80% to our limited partners and 20% to our General Partner.

Cash distributions from capital transactions, which include cash we receive from the sale or refinancing of a Property or the sale or repayment in full of all outstanding principal and interest due and owing to us on a Real Estate Debt Investment, are distributed in the following order:

●	first, 100% to our limited partners until they receive distributions totaling their Preferred Return;

●	second, 100% to our limited partners until their respective adjusted capital contributions have been reduced to zero; and

●	thereafter, 80% to our limited partners and 20% to our General Partner.

When we dissolve and liquidate, we will distribute the liquidation proceeds in the following order of priority:

●	first, to the payment of our creditors in the order of priority provided by law, except obligations to partners or their affiliates;

●	next, to establish any reserve that our General Partner (or any other person effecting the winding up) determines is reasonably necessary for any contingent or unforeseen liability or obligation;

●
next, to the payment of all unpaid fees (other than our General Partner’s right to reimbursement of any previous subordination distributions to our limited partners) and other obligations owed by us to our General Partner and its affiliates (other than expense reimbursements), such as loans to us, in proportion to, and to the extent of, the unpaid fees, advances and other obligations to our General Partner and its affiliates under the Partnership Agreement;

●
next, to the payment of all expense reimbursements (other than our General Partner’s right to reimbursement of any previous subordination distributions to our limited partners) to which our General Partner or its affiliates may be entitled under the Partnership Agreement;

●	next, to the partners in proportion to, and to the extent of, the positive balances of their capital accounts;

●	next, 100% to our limited partners until they have received their respective Preferred Returns;

●	next, to our General Partner as reimbursement for any previous subordination distributions to our limited partners, if any; and

●	thereafter, 80% to our limited partners and 20% to our General Partner.

There were no distributions to the General Partner as of December 31, 2010 and 2009.

Conflicts of Interest

Our General Partner is subject to various conflicts of interest and, since our General Partner controls our management, these conflicts will not be resolved through arms-length negotiations.  However, some provisions of our Partnership Agreement are designed to protect our limited partners’ interests in conflict of interest matters, such as provisions which:

●	limit the actions our General Partner and its affiliates may take in managing us and our Real Estate Investments;

●	limit the compensation and fees payable to them; and

●	limit the expenses for which they will receive reimbursement.

(Back to Index)

(Back to Index)

Notwithstanding the foregoing, the Partnership Agreement does not directly address every potential conflict of interest that may arise.  In those matters, our General Partner must exercise its judgment consistent with its fiduciary duties and there are no established conflict of interest resolution standards or procedures.  Therefore, these conflicts may be resolved in the best interest of our General Partner.  Some of these potential conflicts are discussed below.

In addition, our General Partner depends on its indirect parent company, Resource America, for management and administrative functions and financing for capital expenditures.  Neither our Partnership Agreement nor any other agreement requires Resource America to pursue a future business strategy that favors us.  Resource America’s directors and officers have a fiduciary duty to make decisions in the best interests of the stockholders of Resource America.  Because our General Partner is allowed to take into account the interests of other parties such as Resource America in resolving its conflicts of interest, this has the effect of limiting our limited partners’ ability to take action against our General Partner and its affiliates.

The Compensation Payable to our General Partner and its Affiliates Is Not the Result of Arms’ Length Negotiations

Our General Partner and its affiliates receive compensation in connection with our operation and liquidation as described above.  Although our General Partner believes that the compensation is reasonable, the compensation was not determined by arm’s length negotiation.

Monitoring Compliance With Agreements By Affiliates

Our General Partner must monitor and enforce the compliance of its affiliate, Resource Real Estate Management, in the management of our Real Estate Investments under the real estate management agreement and its own compliance with our Partnership Agreement.

Our General Partner and its Affiliates Engage in Activities That May Compete With Our Activities

Our General Partner and its affiliates are not prohibited from investing in, acquiring, operating or selling real estate investments, including multifamily residential rental properties or interests in debt instruments secured, directly or indirectly, by such properties, either on their own behalf or on behalf of private or public partnerships or other entities that they, or others, including their affiliates, have formed or may form in the future.  Our General Partner and its affiliates also may own, control and/or manage real estate investments, including properties or interests in debt instruments secured, directly or indirectly, by such Properties, in which we have no interest and in the same general areas where we acquire our real estate investments.

Accordingly, our real estate investments may compete for tenants with those owned by our General Partner or its affiliates, including their affiliated investment programs.  Also, real estate investments owned or controlled by our General Partner or its affiliates, or which secure debt investments owned by our General Partner or its affiliates in which we have no interest, may be enhanced by our purchase of a real estate investment in the same general area.  Our General Partner also may be subject to conflicts of interest with respect to recommendations to our limited partners to sell a Real Estate Investment if it or its affiliates own other real estate investments in the same area or which secure debt investments owned by our General Partner or its affiliates that they also want to sell.  In this regard, Resource Capital Corp., or RCC, is a publicly-traded real estate specialty finance company that qualifies as a real estate investment trust, or REIT, for federal income tax purposes.  RCC is externally managed by Resource Capital Manager, Inc., an affiliate of our General Partner.  Since RCC’s targeted investments include, but are not limited to, B notes and mezzanine debt, which may be secured, directly or indirectly, by multifamily residential rental properties, RCC may compete with us with respect to our Real Estate Investments.

Actions Taken by Our General Partner May Affect the Amount of Cash Available for Distribution to Our Limited Partners and the Compensation of Our General Partner

The amount of cash we have available for distribution to our limited partners is affected by our General Partner’s decisions regarding various matters, including:

●
whether our General Partner will, in its discretion, defer and accrue any portion or all of the real estate management fees payable by us to Resource Real Estate Management or its affiliates with respect to our Properties under the circumstances described above;

●	the amount and timing of our Real Estate Investment purchases and sales;

●	the amount and timing of our cash expenditures;

●	the amount and terms of financing we obtain with respect to our Properties; and

●
the creation, reduction or increase of our reserves, including possible reserves for future capital expenditures for capital improvements or replacements related to the Properties that will be included in the purchase price of the Properties and, thus, increase certain fees payable to our General Partner.

(Back to Index)

(Back to Index)

Under applicable state limited partnership laws, our General Partner will be liable for our obligations to the extent that they exceed our assets.  As a result, our General Partner has the right to cause us to establish and maintain reserves (which are in addition to any capital reserves related to our Properties) in the amounts our General Partner believes are necessary to meet our obligations and contingent liabilities.  Because our General Partner may be exposed to liability to our creditors if our reserves are insufficient to pay our obligations and contingent liabilities, our General Partner may have a conflict of interest in allocating our cash flow between distributions to our limited partners and establishing reserves.  To the extent that our General Partner increases the amount of our cash reserves, the amount of cash available for distributions to our limited partners will be deferred and may decrease.

We May Engage in Transactions with Our General Partner and Its Affiliates

As described above, we enter into transactions with our General Partner and its affiliates.  Also, our General Partner currently relies on contributions from its indirect parent company, Resource America, to meet its ongoing obligations.  In addition, under the Partnership Agreement, when our General Partner or any affiliate provides us with goods or services that are not otherwise provided for in the Partnership Agreement, which is not anticipated by the General Partner, their fees must be competitive with the fees charged by unaffiliated third-parties in the same geographic area engaged in similar businesses.

Although no loans may be made by us to our General Partner or its affiliates, our General Partner and its affiliates may loan or advance funds to us, which is not anticipated by our General Partner, provided that the rate of interest and other amounts that would be charged to us (without reference to the loaning General Partner’s or affiliate’s financial abilities or guarantees) do not exceed those that would be charged by unrelated lending institutions on a comparable loan for the same purpose in the same geographic area and the other terms of the loan are no less favorable to us than those that could be obtained from those unrelated lending institutions.

We Have not Retained Separate Counsel or Other Professionals

The legal counsel that represents our General Partner also represents us.  None of the agreements and arrangements between us and our General Partner and its affiliates were negotiated on an arm’s length basis.

The attorneys, accountants and other experts who perform services for us also perform services for our General Partner, its affiliates and other partnerships or ventures that our General Partner or its affiliates may sponsor.  However, should a dispute arise between us and our General Partner, we will retain separate legal counsel to represent us in the matter.  Also, if counsel advises our General Partner that counsel reasonably believes its representation of us will be adversely affected by its responsibilities to our General Partner, then our General Partner will cause our investors to retain separate counsel.

We Do Not Have Any Employees and Will Rely on the Employees of Our General Partner and its Affiliates

We do not have any officers or employees and will rely solely on officers and employees of our General Partner and its affiliates to manage our business.  Our General Partner and its affiliates also will conduct business activities of their own in which we will have no economic interest.

Employees of our General Partner and its affiliates who provide services to us are not required to work full-time on our affairs.  These employees will devote significant time to the affairs of our General Partner and its affiliates and will be compensated by our General Partner and its affiliates for the services rendered to them.  Therefore, there may be significant conflicts between us and our General Partner and its affiliates regarding the availability of those employees to manage us and our Real Estate Investments.

Our General Partner Invested in Us as a Limited Partner

Our General Partner has purchased units as a limited partner in an amount equal to 5.5% of our gross offering proceeds at the close of our offering.  That percentage interest has since increased as a result of our repurchase of limited partner units.  The subscription price of the General Partner for its units was reduced by 10%.  Even though the General Partner paid a reduced price for its units, it will generally share in our income, losses and cash distributions on the same basis as the other limited partners, and they will generally have the same voting rights.  This will dilute the voting rights of our limited partners.  However, units owned by our General Partner will be excluded from any vote on removing our General Partner as our General Partner.  Also, the General Partner’s rate of return on its investment in us will be greater than the rate of return received by our limited partners because of the discounted subscription price our General Partner paid.

(Back to Index)

(Back to Index)

Conflicts Regarding Redemption of Units

Limited partners may present their units to us for redemption at any time. This creates the following conflicts of interest between us and our limited partners:

●
We have no obligation to redeem the units at any time, and we may decline to redeem the units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, we may decline the redemption request.  All of these determinations are subjective and will be made in our General Partner’s sole discretion.  In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests.

●
We will also determine the redemption price based on provisions set forth in the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.

If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the NASDAQ National Stock Market’s definition of “independent director” in evaluating whether any of our General Partner’s directors are independent.  Under this definition, the board of directors of our General Partner has determined that our General Partner does not have any independent directors, nor are we required to have any.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by our independent auditors, Grant Thornton LLP for the period ended December 31, 2010 and 2009 for professional services rendered was $172,535 and $105,290, respectively.

Audit-Related Fees.  We did not incur any audit-related fees from Grant Thornton LLP during 2010 and 2009.

Tax Fees.  We did not incur any fees for tax services from Grant Thornton LLP during 2010 and 2009.

All Other Fees.  We did not incur any other fees from Grant Thornton LLP during 2010 and 2009.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.  As a limited partnership, we do not have an audit committee.  Our General Partner’s Board of Directors, acting on behalf of the Partnership, reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

1.      Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
Consolidated Statement of Changes in Partners’ Capital for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements – December 31, 2010

2.	Financial Statement Schedules
Schedule III - Investments in Real Estate
Schedule IV – Investments in Mortgage Loans on Real Estate

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

March 24, 2011	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	March 24, 2011
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 24, 2011
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 24, 2011
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 24, 2011
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President – Finance	March 24, 2011
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

(Back to Index)

Resource Real Estate Investors 7, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2010
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	$9,900	$12,632	$954	$13,586	$(1,306)	1985	7/31/2008	3 - 27.5 years
Portland, ME

Residential	6,120	7,902	878	8,780	(953)	1978	12/10/2008	3- 27.5 years
Austin, TX

Residential	6,362	8,407	319	8,726	(921)	1985	12/10/2008	3 - 27.5 years
San Antonio, TX

Residential	5,240	6,765	621	7,386	(740)	1974	12/12/2008	3 - 27.5 years
Austin, TX

Residential	13,590	17,157	1,149	18,306	(1,827)	1985	12/19/2008	3 - 27.5 years
Decatur, GA
	$41,212	$52,863	$3,921	$56,784	$(5,747)

	Years Ended December 31,
	2010	2009	2008
Balance at the beginning of the period	$56,397	$53,349	$	−
Additions during period:
Acquisitions	−	−		52,863
Improvements.	466	3,048		486
Deposit refund	(73)	−		−
Disposals	(6)	−		−
Balance at the end of the period	$56,784	$56,397		$53,349

(Back to Index)

(Back to Index)
Resource Real Estate Investors 7, L.P.
SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2010
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Multi-family unit, Portland, ME, Loan #1	Fixed interest rate of 4.92%	5/1/2015	n/a	n/a	$8,906	$8,906	n/a

Multi-family unit, Portland, ME, Loan #2	Fixed interest rate of 6.12%	5/1/2015	n/a	n/a	$1,025	$994	n/a

Multi-family unit, Austin, TX	Fixed interest rate of 5.99%	1/1/2019	n/a	n/a	$6,120	$6,120	n/a

Multi-family unit, San Antonio, TX	Fixed interest rate of 5.91%	1/1/2019	n/a	n/a	$6,362	$6,362	n/a

Multi-family unit, Austin, TX	Fixed interest rate of 6.14%	1/1/2019	n/a	n/a	$5,240	$5,240	n/a

Multi-family unit, Decatur, GA	Floating interest rate of one-month British Banker Association London Interbank Offered Rate plus 323 basis points, and is capped at 7%	1/1/2016		n/a	13,590	13,590	n/a
					$41,243	$41,212

	Years Ended December 31,
	2010	2009	2008
Balance at the beginning of the period	$41,225	$41,237	$	−
New loans	−	−		41,243
Pay off of Principal	(13)	(12)		(6)
Balance at the end of the period	$41,212	$41,225		$41,237