Form 10-Q
period 2011-03-31
Resource Real Estate Investors 7, L.P.
filed 2011-05-12
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0 - 53962

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Rental property, at cost:
Land	$7,717	$7,717
Buildings and improvements	48,049	48,014
Personal property	1,100	1,041
Construction-in-progress	18	12
	56,884	56,784
Accumulated depreciation and amortization	(6,269)	(5,747)
	50,615	51,037

Cash	10,935	11,350
Restricted cash	671	913
Tenant receivables, net	7	16
Prepaid expenses and other assets	112	122
Deferred financing costs, net	917	960
Total assets	$63,257	$64,398

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$41,126	$41,212
Accounts payable and accrued expenses	476	739
Accrued interest	175	175
Payables to related parties	734	798
Prepaid rent	116	97
Security deposits	159	162
Total liabilities	42,786	43,183

Partners’ capital	20,471	21,215

Total liabilities and partners’ capital	$63,257	$64,398

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$1,885	$1,888

Expenses:
Rental operating	889	855
Management fees – related parties	166	166
General and administrative	103	72
Depreciation and amortization	522	503
Total expenses	1,680	1,596
Income before other expenses	205	292

Other expenses:
Interest expense, net	(539)	(527)
Loss on disposal of fixed assets	(1)	−
Net loss	$(335)	$(235)

Weighted average number of limited partner units outstanding	3,270	3,275

Net loss per weighted average limited partner unit	$(0.10)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2011	$1	3,269,655	$21,214	$21,215
Distributions	−	−	(409)	(409)
Net loss	−	−	(335)	(335)
Balance at March 31, 2011	$1	3,269,655	$20,470	$20,471

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(335)	$(235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	522	503
Amortization of deferred financing costs	43	38
Loss on disposal of fixed assets	1	−
Changes in operating assets and liabilities:
Restricted cash	242	271
Tenant receivables	9	−
Prepaid expense and other assets	10	13
Accounts payable and accrued expenses	(263)	(466)
Payables due to related parties	(64)	73
Prepaid rent	19	(6)
Security deposits	(3)	3
Net cash provided by operating activities	181	194

Cash flows from investing activities:
Capital expenditures	(101)	(153)
Net cash used in investing activities	(101)	(153)

Cash flows from financing activities:
Distributions to limited partners	(409)	(409)
Principal payments on mortgage note payable	(86)	(3)
Net cash used in financing activities	(495)	(412)

Net decrease in cash	(415)	(371)
Cash at beginning of period	11,350	12,424
Cash at end of period	$10,935	$12,053

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

        Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates or invests in multifamily residential properties located in Georgia, Maine and Texas (referred to as the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership has no such investments as of March 31, 2011.  R-7 was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.53% limited partnership interest in the Partnership at both March 31, 2011 and December 31, 2010.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2011 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiaries	Number of Units	Location
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”)	115	Portland, ME

RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”)	146	Austin, TX

RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)	212	San Antonio, TX

RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”)	108	Austin, TX

RRE Woodland Hills Holdings, LLC, or Woodland Hills Apartments (“Hills”)	228	Decatur, GA
	809

        All material intercompany transactions and balances have been eliminated in consolidation.

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

Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2011 and 2010, the Partnership paid $509,284 and $508,630, respectively, in cash for interest.

Advertising

       The Partnership expenses advertising costs as they are incurred.  Advertising expenses totaled $27,322 and $42,030 for the three months ended March 31, 2011 and 2010, respectively.

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

       The Partnership evaluates the benefits of tax positions taken or expected to be taken in its tax returns under a two-step recognition and measurement process.  Only the largest amount of benefits from the tax positions that will more likely than not be sustainable upon examination are recognized by the Partnership.  The Partnership does not have any unrecognized tax benefits, nor interest and penalties, recorded in the Consolidated Balance Sheets or Consolidated Statements of Operations and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Income Taxes- (Continued)

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

The future minimum rental payments to be received from noncancelable operating leases are approximately $3.4 million and $11,077 for the twelve months ending March 31, 2012 and 2013, respectively, and none thereafter.

Long-Lived Assets

        The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no recorded impairment loss for the period ended March 31, 2011.

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

Concentration of Credit Risk

        Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At March 31, 2011, the Partnership had $11.2 million of deposits at various banks of which $9.3 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Tenant Receivables

        Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership charges off receivables when they become uncollectible.  At March 31, 2011 and December 31, 2010, there was $0 and $248, respectively, in the allowance for uncollectible receivables.

Redemptions

        The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the initial investment less all distributions from the Fund to the LP, and less all organization and offering expenses charged to the LP.

Reclassification

        Bad debt expense was reclassified from general and administrative expense to Rental operating expense in the 2010 consolidated financial statements to conform to the 2011 presentation.

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	March 31,	December 31,
	2011	2010
Real estate taxes	$287	$613
Insurance	163	103
Capital improvements	221	197
	$671	$913

NOTE 4 – DEFERRED FINANCING COSTS

        Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2011 and December 31, 2010 was approximately $430,000 and $387,000, respectively.  Estimated amortization expense of the existing deferred financing costs of the Partnership’s Properties for the 12 month periods ending March 31, and thereafter, is as follows (in thousands):

2012	$174
2013	172
2014	171
2015	169
2016	99
Thereafter	132
$917

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 5 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	March 31, 2011	December 31, 2010	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2015	4.92%	$37	(1)
Tamarlane	991	994	05/01/2015	6.12%	$5	(2)
Bent Oaks	6,107	6,120	01/01/2019 (7)	5.99%	$37	(3)
Cape Cod	6,348	6,362	01/01/2019 (7)	5.91%	$38	(4)
Woodhollow	5,228	5,240	01/01/2019 (7)	6.14%	$32	(5)
Hills	13,546	13,590	01/01/2016	variable	$65	(6)
Total	$41,126	$41,212

(1)	Interest only through May 1, 2015.

(2)	Monthly payment including principal and interest totals $5,315, effective since start date of loan.

(3)	Monthly payment including principal and interest totals $36,653, effective since February 1, 2011.

(4)	Monthly payment including principal and interest totals $37,776, effective since February 1, 2011.

(5)	Monthly payment including principal and interest totals $31,890, effective since February 1, 2011.

(6)
Monthly payment including principal and interest is approximately $65,000 (based on variable rate at the inception date of the loan), effective since February 1, 2011.  Interest is variable and calculated monthly based upon the one month British Bankers Association London Interbank Offered Rate plus 323 basis points, capped at 7% for the term of the loan.

(7)
The Partnership has the option to extend the maturity for one year to January 1, 2020.  During the extension period, the interest rate would be the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

        Annual principal payments on the mortgage notes payable for each of the next five years ending March 31, and thereafter, are as follows (in thousands):

2012	$514
2013	541
2014	567
2015	594
2016	22,401
Thereafter	16,509
$41,126

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
MARCH 31, 2011
(unaudited)

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Payables to related parties are summarized in the following table (in thousands):

	March 31,	December 31,
	2011	2010
Payables to related parties:
RAI and affiliates (a)	$734	$798

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

        The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2011	2010
RCP:
Investment management fees (1)	$72	$72

RREML:
Property management fees (2)	94	94
	$166	$166

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

(2)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties, for managing or obtaining and supervising third-party managers (see footnote (a) to the previous table).

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 7– DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Rates currently available to the Partnership for debt with similar terms and remaining maturities were used to estimate the fair value of existing debt.  The estimated fair values of the Partnership’s mortgage notes payable were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Tamarlane	$9,897	$9,761	$9,900	$9,700
Bent Oaks	6,107	6,360	6,120	6,343
Cape Cod	6,348	6,580	6,362	6,562
Woodhollow	5,228	5,465	5,240	5,453
Hills	13,546	12,486	13,590	12,435
Total mortgage notes payable	$41,126	$40,652	$41,212	$40,493

NOTE 8 – SUBSEQUENT EVENTS

        The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties inherent in partnerships that invest in real estate and real estate assets, including those referred to in our filings under the Securities Exchange Act of 1934.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview

        We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of March 31, 2011, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments will be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.

        As of March 31, 2011, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiaries	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
			809

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

        The following table sets forth operating statistics about our multifamily residential rental properties for the three months ending March 31, 2011 and 2010:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Apartment Complex	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Tamarlane	94.8%	95.1%	$1.11	$1.07	43%	42%
Bent Oaks	94.7%	95.9%	$0.93	$0.92	56%	55%
Cape Cod	95.6%	97.0%	$0.81	$0.79	52%	57%
Woodhollow	92.6%	97.5%	$0.85	$0.85	62%	59%
Hills	95.0%	96.5%	$0.65	$0.65	49%	42%

(1)	Number of occupied units divided by total unit adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

(Back to Index)

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

        As a result of these programs and capital expenditures to improve the Properties, the rental rates at three of our Properties have increased to compete in the market.  However, the rents at two properties have remained flat.  Our Properties experienced an overall decrease in the average occupancy rate during the three months ended March 31, 2011 of approximately 1.9%, with an average occupancy rate of 94.5% as compared to an average occupancy rate during the same period in 2010 of 96.4%.  The decrease in the overall fund occupancy was primarily due to an unexpected number of skips and evictions in January at Woodhollow.  Woodhollow is a smaller asset, so a small number of tenant move outs has a large impact on the property.  The remainder of the properties had small decreases which were due timing of move ins and move outs and normal fluctuations.

         Unemployment among our resident base will often result in higher bad debt expenses as well as higher turnover costs due to tenants moving out of apartment units prior to the expiration of their lease terms.  In particular, two of our properties, Bent Oaks and Cape Cod, experienced higher than expected turnover costs in the quarter ended March 31, 2010 as a result of higher than normal move-outs, due in part, to the transition from prior ownership as well as general economic and real estate market conditions in Texas.  Such turnover did not occur in the quarter ended March 31, 2011.

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

(Back to Index)

         The following table sets forth the unaudited results of our operations for the three months ended March 31, 2011 and 2010 (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2011	2010	Dollars	Percent
Revenues:
Rental income	$1,885	$1,888	$(3)	(0.2)%
Expenses:
Rental operating	889	855	34	3.8%
Management fees – related party	166	166	−	0.0%
General and administrative	103	72	31	30.1%
Depreciation and amortization	522	503	19	3.6%
Total expenses	1,680	1,596	84	5.0%
Income before other expenses	205	292	(87)	(42.4)%
Other expenses:
Interest expense, net	(539)	(527)	(12)	2.2%
Loss on disposal of fixed assets	(1)	-	(1)	100.0%
Net loss	$(335)	$(235)	$(100)	(29.9)%
Weighted average number of limited partner units outstanding	3,270	3,275
Net loss per weighted average limited partner unit	$(0.10)	$(0.07)

Revenues – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We attribute the $3,000 decrease in revenues principally to a decrease of 1.9% in the weighted average occupancy rate for the respective three months due to unexpected move outs at Woodhollow.  Occupancy rates at the other properties have varied within the normal range of fluctuation.

Expenses – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We attribute the $84,000 increase in expenses to the following:

●
a $34,000 increase in rental operating expenses principally due to higher insurance premiums and higher costs at Woodhollow due to higher turnover costs due to a higher level of move outs, offset by a decrease in real estate taxes; and

●	a $31,000 increase in general and administrative expenses due to increased internal audit costs; and

●	a $19,000 increase in depreciation and amortization due to capital expenditures we have made.

Interest Expense, net

        We attribute the $12,000 increase in interest expense due to amortization of financing costs.

Liquidity and Capital Resources

During 2008 and 2009, we raised approximately $32.5 million through the issuance of limited partnership interests, including $1.6 million from our General Partner.  After payment of our organizational and offering costs, the funds were used principally to purchase five properties and as reserves for capital expenditures.

         The following table sets forth our sources and uses of cash (in thousands):

	March 31,
	2011	2010
Provided by operating activities (1)	$181	$194
Used in investing activities	(101)	(153)
Used in financing activities	(495)	(412)
Decrease in cash	$(415)	$(371)

(1)	Including changes in operating assets and liabilities.

(Back to Index)

        Our liquidity needs consist principally of capital to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations as well as the amount of our cash reserves and working capital.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas or a decrease in market rates.  The rental rates charged to tenants compared to competing properties can be affected by a lack of perceived safety, convenience, and attractiveness of a property.

        During the three months ended March 31, 2011 and 2010, we incurred net losses; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net losses for the three months ended March 31, 2011 and 2010 of $335,000 and $235,000, respectively, included $522,000 and $503,000, respectively, of non-cash depreciation and amortization expense.  Our operations generated $231,000 and $306,000, respectively, of positive adjusted cash flow from operations for the three months ended March 31, 2011 and 2010.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “Results of Operations,” we anticipate that we will generate positive adjusted cash flow from operations for the twelve months ended December 31, 2011.

        The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, as described in the paragraph above (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$181	$194
Net changes in operating assets and liabilities	50	112
Adjusted cash flow from operations (non-GAAP)	$231	$306

        As of March 31, 2011, we had $10.7 million in cash reserves and $278,000 in working capital.  Accordingly, we believe we will be able to meet our liquidity needs for the foreseeable future.  During the three months ended March 31, 2011, we have spent approximately $101,000 on capital expenditures, such as extensive exterior paint projects, roof replacements, landscaping upgrades, additional amenities such as dog parks, parking lot paving, fixture upgrades, saltwater conversion of pools and turnover costs, as follows (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$23	$600
Bent Oaks	20	1,660
Cape Cod	8	1,939
Woodhollow	7	820
Hills	43	1,894
Total	$101	$6,913

(Back to Index)

        Although our capital expenditures were nominal ($101,000) during the three months ended March 31, 2011, we have planned a series of major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, construction of a clubhouse (at the Hills), upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  Our planned expenditures of $6.9 million are a reduction from the $11.5 million we previously reported, since we do not believe that, under current market conditions, expenditures above the currently planned $6.9 million will allow us to increase occupancy and rental rates sufficiently to provide an acceptable return on the additional capital that would have been invested.  The reductions principally involve interior upgrades such as cabinets, appliances, light fixtures and countertops.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring the interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.  Pending future reviews of our capital projects program, we intend to use the reserves not needed for the program to fund debt service requirements, which began in early 2011, and are approximately $514,000 for the next 12 months.

        In connection with the acquisitions of our Properties, we incurred $41.2 million of mortgage financing.  For information regarding such financing, with respect to each Property, see Note 5 to the notes to our consolidated financial statements.

Redemption of Units

        We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of March 31, 2011, 5,000 units have been redeemed, although no units were redeemed in the quarter then ended.

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

For a discussion on our critical accounting policies and estimates, see the discussion in our annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Off-Balance Sheet Arrangements

        As of March 31, 2011 and December 31, 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

(Back to Index)

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2009 and by this reference incorporated herein.

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

May 12, 2011	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

May 12, 2011	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)