Form 10-Q
period 2011-06-30
Resource Real Estate Investors 7, L.P.
filed 2011-08-11
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Rental property, at cost:
Land	$7,717	$7,717
Buildings and improvements	48,008	48,014
Personal property	1,236	1,041
Construction-in-progress	62	12
	57,023	56,784
Accumulated depreciation and amortization	(6,788)	(5,747)
	50,235	51,037

Cash	10,558	11,350
Restricted cash	970	913
Tenant receivables, net	7	16
Prepaid expenses and other assets	30	122
Deferred financing costs, net	873	960
Total assets	$62,673	$64,398

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$41,013	$41,212
Accounts payable and accrued expenses	673	739
Accrued interest	168	175
Payables to related parties	831	798
Prepaid rent	97	97
Security deposits	164	162
Total liabilities	42,946	43,183

Partners’ capital	19,727	21,215

Total liabilities and partners’ capital	$62,673	$64,398

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$1,967	$1,862	$3,852	$3,750

Expenses:
Rental operating	919	901	1,807	1,757
Management fees – related parties	169	165	335	331
General and administrative	101	114	204	185
Depreciation and amortization	526	509	1,048	1,012
Total expenses	1,715	1,689	3,394	3,285
Income before other expenses	252	173	458	465

Other expenses:
Interest expense, net	(543)	(535)	(1,082)	(1,062)
Casualty loss	(42)	−	(42)	−
Loss on disposal of fixed assets	(3)	−	(4)	−
Net loss	$(336)	$(362)	$(670)	$(597)

Weighted average number of limited partner units outstanding	3,270	3,273	3,270	3,273

Net loss per weighted average limited partner unit	$(0.10)	$(0.11)	$(0.20)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2011	$1	3,269,655	$21,214	$21,215
Distributions	−	−	(818)	(818)
Net loss	−	−	(670)	(670)
Balance at June 30, 2011	$1	3,269,655	$19,726	$19,727

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(670)	$(597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,048	1,012
Amortization of deferred financing costs	87	77
Casualty loss	42	−
Loss on disposal of fixed assets	4	−
Changes in operating assets and liabilities:
Restricted cash	(57)	117
Tenant receivables	9	2
Prepaid expense and other assets	92	(86)
Accounts payable and accrued expenses	(66)	(264)
Payables due to related parties	33	147
Accrued interest	(7)	(4)
Prepaid rent	−	(2)
Security deposits	2	2
Net cash provided by operating activities	517	404

Cash flows from investing activities:
Capital expenditures	(292)	(205)
Net cash used in investing activities	(292)	(205)

Cash flows from financing activities:
Distributions to limited partners	(818)	(818)
Redemption, net	−	(50)
Principal payments on mortgage note payable	(199)	(6)
Net cash used in financing activities	(1,017)	(874)

Net decrease in cash	(792)	(675)
Cash at beginning of period	11,350	12,424
Cash at end of period	$10,558	$11,749

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates or invests in multifamily residential properties located in Georgia, Maine and Texas (referred to as the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership has no such investments as of June 30, 2011.  R-7 was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.53% limited partnership interest in the Partnership at both June 30, 2011 and December 31, 2010.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2011 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and six months ended June 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
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

Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2011 and 2010, the Partnership paid, $1.0 million and $1.0 million, respectively, in cash for interest.

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising expenses totaled $52,000 and $87,000 for the six months ended June 30, 2011 and 2010, respectively.

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
JUNE 30, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Income Taxes - (Continued)

The Partnership is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. Federal income tax and state/local income tax examinations for the years 2008 through 2010.

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

The future minimum rental payments to be received from noncancelable operating leases are approximately $3.9 million and $5,000 for the twelve months ending June 30, 2012 and 2013, respectively, and none thereafter.

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no recorded impairment loss for the period ended June 30, 2011.

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

Tenant Receivables

Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership charges off receivables when they become uncollectible.  At June 30, 2011 and December 31, 2010, there was $0 and $248, respectively, in the allowance for uncollectible receivables.

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
JUNE 30, 2011
(unaudited)

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	June 30,	December 31,
	2011	2010
Real estate taxes	$498	$613
Insurance	217	103
Capital improvements	255	197
	$970	$913

NOTE 4 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of June 30, 2011 and December 31, 2010 was approximately $474,000 and $387,000, respectively.  Estimated amortization expense of the existing deferred financing costs of the Partnership’s Properties for the 12 month periods ending June 30, and thereafter, is as follows (in thousands):

2012	$173
2013	172
2014	170
2015	163
2016	75
Thereafter	120
$873

NOTE 5 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	June 30, 2011	December 31, 2010	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2015	4.92%	$37	(1)
Tamarlane	988	994	05/01/2015	6.12%	$5	(2)
Bent Oaks	6,090	6,120	01/01/2019 (7)	5.99%	$37	(3)
Cape Cod	6,331	6,362	01/01/2019 (7)	5.91%	$38	(4)
Woodhollow	5,215	5,240	01/01/2019 (7)	6.14%	$32	(5)
Hills	13,483	13,590	01/01/2016	variable	$65	(6)
Total	$41,013	$41,212

(1)	Interest only through May 1, 2015.

(2)	Monthly payment including principal and interest totals $5,315, effective since inception of loan.

(3)	Monthly payment including principal and interest totals $36,653, effective since February 1, 2011.

(4)	Monthly payment including principal and interest totals $37,776, effective since February 1, 2011.

(5)	Monthly payment including principal and interest totals $31,890, effective since February 1, 2011.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 5 – MORTGAGE NOTES PAYABLE – (Continued)

Annual principal payments on the mortgage notes payable for each of the next five years ending June 30, and thereafter, are as follows (in thousands):

2012	$520
2013	548
2014	573
2015	1,527
2016	21,391
Thereafter	16,454
$41,013

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

	June 30,	December 31,
	2011	2010
Payables to related parties:
RAI and affiliates (a)	$831	$798

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

The Partnership is obligated to pay fees and reimburse expenses to related parties.  These activities are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
RCP:
Investment management fees (1)	$72	$72	$143	$143

RREML:
Property management fees (2)	$97	$93	$192	$187

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 7– FAIR VALUE MEASURE AND DISCLOSURES

The following methods and assumptions were used to estimate the fair value of our financial instruments:

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The carrying and fair values of the Partnership’s financial instruments are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Tamarlane	$9,894	$9,898	$9,900	$9,700
Bent Oaks	6,090	6,481	6,120	6,343
Cape Cod	6,331	6,706	6,362	6,562
Woodhollow	5,215	5,568	5,240	5,453
Hills	13,483	12,661	13,590	12,435
Total mortgage notes payable	$41,013	$41,314	$41,212	$40,493

NOTE 8 - INSURANCE CLAIM

On April 4, 2011, a windstorm damaged one unit at Woodland Hills.  The Property was insured for the damage.  The Property reduced the carrying value of buildings and improvements by $54,000, and established a receivable for the expected net insurance proceeds of $12,000 (of which $9,000 has already been received).  Accordingly, the estimated loss of $42,000 was charged to casualty loss.

NOTE 9 – SUBSEQUENT EVENTS

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

Overview

We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of June 30, 2011, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments will be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.

As of June 30, 2011, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiaries	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
			809

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Apartment Complex	2011	2010	2011	2010	2011	2010
Tamarlane	96.8%	96.5%	$1.16	$1.09	46%	43%
Bent Oaks	96.3%	95.4%	$0.98	$0.91	64%	61%
Cape Cod	95.9%	92.8%	$0.83	$0.77	60%	70%
Woodhollow	97.8%	94.8%	$0.89	$0.83	63%	64%
Hills	94.9%	95.5%	$0.66	$0.65	51%	53%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
Apartment Complex	2011	2010	2011	2010	2011	2010
Tamarlane	95.8%	95.8%	$1.14	$1.08	44%	43%
Bent Oaks	95.5%	95.7%	$0.96	$0.92	60%	58%
Cape Cod	95.8%	94.9%	$0.82	$0.78	56%	63%
Woodhollow	95.2%	96.1%	$0.87	$0.84	62%	62%
Hills	95.0%	96.0%	$0.65	$0.65	50%	48%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

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

The amount of rental revenues from our Properties depends upon the occupancy rate and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our lease assurance program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we market our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs and capital expenditures to improve the Properties, the rental rates at four of our Properties have increased to compete in the market.

Unemployment among our resident base will often result in higher bad debt expenses as well as higher turnover costs due to tenants moving out of apartment units prior to the expiration of their lease terms.  In particular, two of our properties, Bent Oaks and Cape Cod, experienced higher than expected turnover costs in the prior year period as a result of higher than normal move-outs, due in part to the transition from prior ownership as well as general economic and real estate market conditions in Texas.  Such turnover costs did not occur in the quarter ended June 30, 2011.

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

Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $6.9 million in the next five years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement these planned improvements to our Properties, we seek to cause our occupancy rates and, potentially, rental rates and our cash flow from operating activities to increase in order to pay for these improvements.

The following table sets forth the unaudited results of our operations for the three months ended June 30, 2011 and 2010 (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2011	2010	Dollars	Percent
Revenues:
Rental income	$1,967	$1,862	$105	5.6%

Expenses:
Rental operating	919	901	18	2.0%
Management fees – related party	169	165	4	2.4%
General and administrative	101	114	(13)	(11.4)%
Depreciation and amortization	526	509	17	3.3%
Total expenses	1,715	1,689	26	1.5%
Income before other expenses	252	173	79	45.7%

Other expenses:
Interest expense, net	(543)	(535)	(8)	1.5%
Casualty loss	(42)	−	(42)	100%
Loss on disposal of fixed assets	(3)	−	(3)	100%
Net loss	$(336)	$(362)	$26	7.2%
Weighted average number of limited partner units outstanding	3,270	3,273
Net loss per weighted average limited partner unit	$(0.10)	$(0.11)

Revenues – Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

We attribute the $105,000 increase in revenues principally to an increase in average effective rent per square foot due to the improved economy and an increase in our renewal rates.

Expenses – Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

We attribute the $26,000 increase in expenses to the following:

•	a $18,000 increase in rental operating expenses principally due to an increase in sewer and water expenses at Bent Oaks; and

•	a $17,000 increase in depreciation and amortization due to the impact of recent capital expenditures.

These increases were partially offset by:

•	a $13,000 decrease in general and administrative due to a reduction in financial printing costs.

Other expenses

We attribute the $53,000 increase in other expenses primarily due to the following:

•	a $42,000 increase in casualty loss due to windstorm damage at one of the Properties.

(Back to Index)

(Back to Index)

The following table sets forth the unaudited results of our operations for the six months ended June 30, 2011 and 2010 (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2011	2010	Dollars	Percent
Revenues:
Rental income	$3,852	$3,750	$102	2.7%

Expenses:
Rental operating	1,807	1,757	50	2.8%
Management fees – related party	335	331	4	1.2%
General and administrative	204	185	19	10.3%
Depreciation and amortization	1,048	1,012	36	3.6%
Total expenses	3,394	3,285	109	3.3%
Income before other expenses	458	465	(7)	(1.5)%

Other expenses:
Interest expense, net	(1,082)	(1,062)	(20)	1.9%
Casualty loss	(42)	−	(42)	100%
Loss on disposal of fixed assets	(4)	−	(4)	100%
Net loss	$(670)	$(597)	$(73)	(12.2)%
Weighted average number of limited partner units outstanding	3,270	3,273
Net loss per weighted average limited partner unit	$(0.20)	$(0.18)

Revenues – Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

We attribute the $102,000 increase in revenues principally to an increase in average effective rent per square foot, due to an improved economy and an increase in our renewal rates.

Expenses – Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

We attribute the $109,000 increase in expenses primarily to the following:

•	a $50,000 increase in rental operating expenses principally due to an increase in sewer and water expenses at Bent Oaks and Woodland Hills;

•	a $19,000 increase in general and administrative expenses due to increased internal audit costs related to compliance with the Sarbanes-Oxley Act; and

•	a $36,000 increase in depreciation and amortization due to the impact of capital expenditures.

Other expenses

We attribute the $66,000 increase in other expenses primarily to the following:

•	a $20,000 increase in net interest expense due to an increase in the amortization of financing costs; and

•	a $42,000 increase in casualty loss due to windstorm damage at one of the Properties.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2011	2010
Provided by operating activities (1)	$517	$404
Used in investing activities	(292)	(205)
Used in financing activities	(1,017)	(874)
Decrease in cash	$(792)	$(675)

(1)	Including changes in operating assets and liabilities.

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

During the six months ended June 30, 2011 and 2010, we incurred net losses; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net losses for the six months ended June 30, 2011 and 2010 of $670,000 and $597,000, respectively, included $1.1 million and $1.1 million, respectively, of non-cash depreciation and amortization expense.  Our operations generated $511,000 and $492,000, respectively, of positive adjusted cash flow from operations for the six months ended June 30, 2011 and 2010.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  We anticipate that we will generate positive adjusted cash flow from operations for the twelve months ended December 31, 2011.

The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, as described in the paragraph above (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$517	$404
Net changes in operating assets and liabilities	(6)	88
Adjusted cash flow from operations (non-GAAP)	$511	$492

As of June 30, 2011, we had $10.3 million in cash reserves, which were derived from the offering of our units in 2008 and 2009 and $258,000 in working capital.  Accordingly, we believe we will be able to meet our liquidity needs for the foreseeable future.  During the six months ended June 30, 2011, we have spent approximately $292,000 on capital expenditures, as follows (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$147	$600
Bent Oaks	38	1,660
Cape Cod	35	1,939
Woodhollow	9	820
Hills	63	1,894
Total	$292	$6,913

(Back to Index)

(Back to Index)

Although our capital expenditures were nominal ($292,000) during the six months ended June 30, 2011, we have planned a series of major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, construction of a clubhouse (at the Hills), upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  Our planned expenditures of $6.9 million are a reduction from the $11.5 million we previously reported, since we do not believe that, under current market conditions, expenditures above the currently planned $6.9 million will allow us to increase occupancy and rental rates sufficiently to provide an acceptable return on the additional capital that would have been invested.  The reductions principally involve interior upgrades such as cabinets, appliances, light fixtures and countertops.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring the interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.  Pending future reviews of our capital projects program, we intend to use the reserves not needed for the program to fund debt service requirements, which began in early 2011, and are approximately $520,000 for the next 12 months.

Mortgage financing, incurred in connection with the acquisitions of our Properties, totaled $41.2 million at June 30, 2011.  For information regarding such financing, with respect to each Property, see Note 5 to the notes to our consolidated financial statements.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of June 30, 2011, a total of 5,000 units have been redeemed, although no units were redeemed in the six months then ended.

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

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)

3.2	Certificate of Limited Partnership. (1)

4.1	Forms of letters sent to limited partners confirming their investment. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document (xml)

101.sch	XBRL Taxonomy Extension Schema Document (xsd)

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document (cal)

101.lab	XBRL Taxonomy Extension Label Linkbase Document (lab)

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document (pre)

101.def	XBRL Taxonomy Extension Definition Linkbase Document (def)

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2009 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

August 11, 2011	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

August 11, 2011	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)