Form 10-Q
period 2011-09-30
Resource Real Estate Investors 7, L.P.
filed 2011-11-10
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-53962

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Rental property, at cost:
Land	$7,717	$7,717
Buildings and improvements	48,180	48,014
Personal property	1,259	1,041
Construction-in-progress	108	12
	57,264	56,784
Accumulated depreciation and amortization	(7,322)	(5,747)
	49,942	51,037

Cash	10,181	11,350
Restricted cash	834	913
Tenant receivables, net	42	16
Prepaid expenses and other assets	272	122
Deferred financing costs, net	830	960
Total assets	$62,101	$64,398

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$40,897	$41,212
Accounts payable and accrued expenses	797	739
Accrued interest	168	175
Payables to related parties	907	798
Prepaid rent	111	97
Security deposits	164	162
Total liabilities	43,044	43,183

Partners’ capital	19,057	21,215

Total liabilities and partners’ capital	$62,101	$64,398

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$2,020	$1,868	$5,872	$5,618

Expenses:
Rental operating	942	864	2,748	2,623
Management fees – related parties	173	165	508	496
General and administrative	79	122	283	307
Depreciation and amortization	535	515	1,583	1,525
Total expenses	1,729	1,666	5,122	4,951
Income before other expenses	291	202	750	667

Other expenses:
Interest expense, net	(548)	(543)	(1,631)	(1,605)
Casualty loss	(2)	−	(45)	−
Loss on disposal of fixed assets	(1)	−	(4)	−
Net loss	$(260)	$(341)	$(930)	$(938)

Weighted average number of limited partner units outstanding	3,270	3,269	3,270	3,272

Net loss per weighted average limited partner unit	$(0.08)	$(0.10)	$(0.28)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2011	$1	3,269,655	$21,214	$21,215
Distributions	−	−	(1,228)	(1,228)
Net loss	−	−	(930)	(930)
Balance at September 30, 2011	$1	3,269,655	$19,056	$19,057

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(930)	$(938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,583	1,525
Amortization of deferred financing costs	130	115
Casualty loss	45	−
Loss on disposal of fixed assets	4	−
Changes in operating assets and liabilities:
Restricted cash	79	66
Tenant receivables	(26)	3
Prepaid expense and other assets	(150)	(87)
Accounts payable and accrued expenses	58	(235)
Payables due to related parties	109	213
Accrued interest	(7)	(5)
Prepaid rent	14	(1)
Security deposits	2	(5)
Net cash provided by operating activities	911	651

Cash flows from investing activities:
Capital expenditures	(537)	(306)
Net cash used in investing activities	(537)	(306)

Cash flows from financing activities:
Distributions to limited partners	(1,228)	(1,228)
Redemption, net	−	(50)
Principal payments on mortgage notes	(315)	(10)
Net cash used in financing activities	(1,543)	(1,288)

Net decrease in cash	(1,169)	(943)
Cash at beginning of period	11,350	12,424
Cash at end of period	$10,181	$11,481

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates or invests in multifamily residential properties located in Georgia, Maine and Texas (referred to as the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership has no such investments as of September 30, 2011.  R-7 was formed on March 28, 2008 and commenced operations on September 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.53% limited partnership interest in the Partnership at both September 30, 2011 and December 31, 2010.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2011 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and nine months ended September 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiaries	Number of Units	Location
RRE Tamarlane Holdings, LLC (“Tamarlane”)	115	Portland, ME
RRE Bent Oaks Holdings, LLC (“Bent Oaks”)	146	Austin, TX
RRE Cape Cod Holdings, LLC (“Cape Cod”)	212	San Antonio, TX
RRE Woodhollow Holdings, LLC (“Woodhollow”)	108	Austin, TX
RRE Woodland Hills Holdings, LLC (“Hills”)	228	Decatur, GA
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

Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2011 and 2010, the Partnership paid, $1.5 million and $1.6 million, respectively, in cash for interest.

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising expenses totaled $87,000 and $93,000 for the nine months ended September 30, 2011 and 2010, respectively.

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
SEPTEMBER 30, 2011
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

The future minimum rental payments to be received from noncancelable operating leases are approximately $4.3 million and $3,000 for the twelve months ending September 30, 2012 and 2013, respectively, and none thereafter.

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no recorded impairment loss for the period ended September 30, 2011 and 2010.

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

Tenant Receivables

Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership charges off receivables when they become uncollectible.  At September 30, 2011 and December 31, 2010, there was $0 and $248, respectively, in the allowance for uncollectible receivables.

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
SEPTEMBER 30, 2011
(unaudited)
NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):
	September 30,	December 31,
	2011	2010
Real estate taxes	$506	$613
Insurance	26	103
Capital improvements	302	197
	$834	$913

NOTE 4 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of September 30, 2011 and December 31, 2010 was approximately $517,000 and $387,000, respectively.  Estimated amortization expense of the existing deferred financing costs of the Partnership’s Properties for the 12 month periods ending September 30, and thereafter, is as follows (in thousands):
2012	$173
2013	172
2014	170
2015	144
2016	63
Thereafter	108
$830

NOTE 5 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	September 30, 2011	December 31, 2010	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2015	4.92%	$37	(1)
Tamarlane	984	994	05/01/2015	6.12%	$5	(2)
Bent Oaks	6,073	6,120	01/01/2019 (7)	5.99%	$37	(3)
Cape Cod	6,313	6,362	01/01/2019 (7)	5.91%	$38	(4)
Woodhollow	5,201	5,240	01/01/2019 (7)	6.14%	$32	(5)
Hills	13,420	13,590	01/01/2016	variable	$65	(6)
Total	$40,897	$41,212

(1)	Interest only through May 1, 2015.

(2)	Monthly payment including principal and interest totals $5,315, effective since inception of loan.

(3)	Monthly payment including principal and interest totals $36,653, effective since February 1, 2011.

(4)	Monthly payment including principal and interest totals $37,776, effective since February 1, 2011.

(5)	Monthly payment including principal and interest totals $31,890, effective since February 1, 2011.

(6)
Monthly payment including principal and interest is approximately $65,000 (based on variable rate at the inception date of the loan), effective since February 1, 2011.  Interest is variable and calculated monthly based upon the one-month British Bankers Association London Interbank Offered Rate (which was 0.24% at September 30, 2011) plus 323 basis points, capped at 7% for the term of the loan.

(7)
The Partnership has the option to extend the maturity for one year to January 1, 2020.  During the extension period, the interest rate would be the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011
(unaudited)

NOTE 5 – MORTGAGE NOTES PAYABLE – (Continued)

Annual principal payments on the mortgage notes payable for each of the next five years ending September 30, and thereafter, are as follows (in thousands):
2012	$521
2013	549
2014	575
2015	1,525
2016	21,328
Thereafter	16,399
$40,897

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

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Payables to related parties are summarized in the following table (in thousands):
	September 30,	December 31,
	2011	2010
Payables to related parties:
RAI and affiliates (a)	$907	$798

(a)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross proceeds from the offering of partnership units, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

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

The Partnership is obligated to pay fees to, and reimburse expenses of, related parties.  These activities are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
RCP:
Investment management fees (1)	$72	$72	$215	$215
RREML:
Property management fees (2)	$101	$93	$293	$281

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross proceeds from the offering of partnership units, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

(2)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties, for managing or obtaining and supervising third-party managers (see footnote (a) to the previous table).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011
(unaudited)

NOTE 7– FAIR VALUE MEASURE AND DISCLOSURES

      The following methods and assumptions were used to estimate the fair value of our financial instruments:

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The carrying and fair values of the Partnership’s financial instruments are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Tamarlane	$9,890	$10,135	$9,900	$9,700
Bent Oaks	6,073	6,728	6,120	6,343
Cape Cod	6,313	6,962	6,362	6,562
Woodhollow	5,201	5,778	5,240	5,453
Hills	13,420	12,985	13,590	12,435
Total mortgage notes payable	$40,897	$42,588	$41,212	$40,493

NOTE 8 - INSURANCE CLAIM

On April 4, 2011, a windstorm damaged one unit at Woodland Hills; the loss was covered by insurance.  The Partnership reduced the carrying value of buildings and improvements for Woodland Hills by $54,000, and established a receivable for the expected net insurance proceeds of $12,000 (of which $9,000 has already been received and $3,000 has been deemed as uncollectible).  Accordingly, the estimated loss of $45,000 was charged to casualty loss.

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

Overview

We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on September 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of September 30, 2011, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments will be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.

As of September 30, 2011, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiaries	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
			809

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2), (4)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Apartment Complex	2011	2010	2011	2010	2011	2010
Tamarlane	97.4%	98.0%	$1.21	$1.12	38%	41%
Bent Oaks	97.5%	93.8%	$1.01	$0.92	58%	61%
Cape Cod	95.9%	95.4%	$0.85	$0.80	55%	47%
Woodhollow	96.0%	95.1%	$0.90	$0.83	65%	61%
Hills	97.4%	96.6%	$0.68	$0.64	47%	50%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2), (4)		Ratio of Operating Expense to Revenue (3)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Apartment Complex	2011	2010	2011	2010	2011	2010
Tamarlane	96.3%	96.5%	$1.16	$1.09	42%	42%
Bent Oaks	96.2%	95.0%	$0.97	$0.92	59%	59%
Cape Cod	95.8%	95.1%	$0.83	$0.79	56%	58%
Woodhollow	95.5%	95.8%	$0.88	$0.84	63%	61%
Hills	95.8%	96.2%	$0.66	$0.65	49%	48%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees, as a percentage of rental income, excluding any adjustment for concessions.

(4)	Average effective rent per square foot and ratio of operating expense to revenue for 2010 has been adjusted to conform to 2011 presentation.

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

Unemployment among our resident base will often result in higher bad debt expenses as well as higher turnover costs due to tenants moving out of apartment units prior to the expiration of their lease terms.  In particular, two of our properties, Bent Oaks and Cape Cod, experienced higher than expected turnover costs in the prior year period as a result of higher than normal move-outs, due in part to the transition from prior ownership as well as general economic and real estate market conditions in Texas.  Such turnover costs did not occur in the quarter ended September 30, 2011.

We seek to control operating expenses through our GP’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.

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

Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $6.9 million in the next five years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement these planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.

The following table sets forth the unaudited results of our operations for the three months ended September 30, 2011 and 2010 (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2011	2010	Dollars	Percent
Revenues:
Rental income	$2,020	$1,868	152	8.1%
Expenses:
Rental operating	942	864	78	9.0%
Management fees – related party	173	165	8	4.8%
General and administrative	79	122	(43)	(35.2)%
Depreciation and amortization	535	515	20	3.9%
Total expenses	1,729	1,666	63	3.8%
Income before other expenses	291	202	89	44.1%
Other expenses:
Interest expense, net	(548)	(543)	(5)	0.9%
Casualty loss	(2)	−	(2)	100%
Loss on disposal of fixed assets	(1)	−	(1)	100%
Net loss	$(260)	$(341)	$81	(23.8)%
Weighted average number of limited partner units outstanding	3,270	3,269
Net loss per weighted average limited partner unit	$(0.08)	$(0.10)

Revenues – Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

We attribute the $152,000 increase in revenues principally to the increase in the average occupancy rate at the Properties and the increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demands.

Expenses – Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

We attribute the $63,000 increase in expenses to the following:

●	a $78,000 increase in rental operating expenses principally due to an increase in insurance costs across the portfolio and real estate taxes at Cape Cod due to an appraisal adjustment ; and

●	a $20,000 increase in depreciation and amortization due to the impact of recent capital expenditures.

These increases were partially offset by:

●	a $43,000 decrease in general and administrative due to a reduction in audit and legal costs at the fund level.

(Back to Index)

(Back to Index)

The following table sets forth the unaudited results of our operations for the nine months ended September 30, 2011 and 2010 (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2011	2010	Dollars	Percent
Revenues:
Rental income	$5,872	$5,618	$254	4.5%
Expenses:
Rental operating	2,748	2,623	125	4.8%
Management fees – related party	508	496	12	2.4%
General and administrative	283	307	(24)	(7.8)%
Depreciation and amortization	1,583	1,525	58	3.8%
Total expenses	5,122	4,951	171	3.5%
Income before other expenses	750	667	83	12.4%
Other expenses:
Interest expense, net	(1,631)	(1,605)	(26)	1.6%
Casualty loss	(45)	−	(45)	100%
Loss on disposal of fixed assets	(4)	−	(4)	100%
Net loss	$(930)	$(938)	$8	(0.9)%
Weighted average number of limited partner units outstanding	3,270	3,272
Net loss per weighted average limited partner unit	$(0.28)	$(0.29)

Revenues – Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

We attribute the $254,000 increase in revenues principally to increases in the average occupancy rate and the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

Expenses – Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

We attribute the $171,000 increase in expenses primarily to the following:

●
a $125,000 increase in rental operating expenses principally due to an increase in insurance costs across the fund, sewer and water expenses at Bent Oaks, temporary help at Woodhollow, and trash collection contract expense at Woodland Hills ; and

●	a $58,000 increase in depreciation and amortization due to the impact of capital expenditures.

These expenses were partially offset by:

●	a $24,000 decrease in general and administrative expenses due to decreased postage, printing and legal costs at the fund level.

Other expenses

We attribute the $75,000 increase in other expenses primarily to the following:

●	a $26,000 increase in net interest expense due to an increase in the amortization of financing costs; and

●	a $45,000 increase in casualty loss due to windstorm damage at one of the Properties.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2011	2010
Provided by operating activities (1)	$911	$651
Used in investing activities	(537)	(306)
Used in financing activities	(1,543)	(1,288)
Decrease in cash	$(1,169)	$(943)

(1)	Including changes in operating assets and liabilities.

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

During the nine months ended September 30, 2011 and 2010, we incurred net losses; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net losses for the nine months ended September 30, 2011 and 2010 of $930,000 and $938,000, respectively, included $1.6 million and $1.5 million, respectively, of non-cash depreciation and amortization expense.  Our operations generated $832,000 and $702,000, respectively, of positive adjusted cash flow from operations for the nine months ended September 30, 2011 and 2010.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted to exclude net changes in assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners are impacted by this measure.  We anticipate that we will generate positive adjusted cash flow from operations for the twelve months ended December 31, 2011.

The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, as described in the paragraph above (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by operating activities	$911	$651
Net changes in operating assets and liabilities	(79)	51
Adjusted cash flow from operations	$832	$702

As of September 30, 2011, we had $9.8 million in cash reserves, which were derived from the offering of our units in 2008 and 2009 and $338,000 in working capital.  Accordingly, we believe we will be able to meet our liquidity needs for the foreseeable future.  During the nine months ended September 30, 2011, we have spent approximately $537,000 on capital expenditures, as follows (in thousands):
Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$147	$600
Bent Oaks	62	1,660
Cape Cod	82	1,939
Woodhollow	27	820
Hills	219	1,894
Total	$537	$6,913

(Back to Index)

(Back to Index)

Although our capital expenditures were nominal ($537,000) during the nine months ended September 30, 2011, we have planned a series of major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, construction of a clubhouse (at the Hills), upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  Our planned expenditures of $6.9 million are a reduction from the $11.5 million we previously reported, since we do not believe that, under current market conditions, expenditures above the currently planned $6.9 million will allow us to increase occupancy and rental rates sufficiently to provide an acceptable return on the additional capital that would have been invested.  The reductions principally involve interior upgrades such as cabinets, appliances, light fixtures and countertops.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring the interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.  Pending future reviews of our capital projects program, we intend to use the reserves not needed for the program to fund debt service requirements, which began in early 2011, and are approximately $521,000 for the next 12 months.

Mortgage financing, incurred in connection with the acquisitions of our Properties, totaled $40.9 million at September 30, 2011.  For information regarding such financing, with respect to each property, see Note 5 to the notes to our consolidated financial statements.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in our First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement.  To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of September 30, 2011, a total of 5,000 units have been redeemed; at an aggregate redemption price of $9.30; no units were redeemed in the nine months then ended.

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

For a discussion on our critical accounting policies and estimates, see the discussion in our annual report on Form 10-K for the year ended December 31, 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by our GP of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)

3.2	Certificate of Limited Partnership. (1)

4.1	Forms of letters sent to limited partners confirming their investment. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2009 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

November 10, 2011	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

November 10, 2011	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)