Form 10-K
period 2011-12-31
Resource Real Estate Investors 7, L.P.
filed 2012-03-21
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
 (Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Title of Class)

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

There is no public market for the Registrant’s securities.
Documents Incorporated by Reference:  None

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) include “forward-looking statements.”  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

●	changes in our industry, interest rates or the general economy;

●	decrease in tenant occupancy rates;

●	increased rates of tenant default

●	availability, terms and deployment of debt funding for any property we may acquire;

●	increase in operating expenses at our properties;

●	increase in capital expenditures to maintain or enhance our properties;

●	the timing of cash flows, if any, from our investments and payments for debt service;

●	the degree and the nature of our competition in the geographic areas in which our properties are located; and

●	availability and retention of qualified personnel to manage and operate out properties.

We caution you not to place undue reliance on these forward-looking statements which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

As used herein, the terms “we,” “us,” or “our” refer to Resource Real Estate Investors 7, L.P.

PART I

ITEM 1.	BUSINESS

General

Resource Real Estate Investors 7, L.P., is a Delaware limited partnership which was formed on March 28, 2008 and commenced operations on June 16, 2008.  We own in fee, operate and invest in multifamily residential rental properties, which we refer to as the Properties, located in Georgia, Maine and Texas.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property, or Real Estate Debt Investment.  We currently do not own any interests in Real Estate Debt Investments.  We refer to our Properties collectively as our Real Estate Investments.

Our general partner, Resource Capital Partners, Inc., or the General Partner, is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs, or TICs.  Our General Partner operates and manages our Real Estate Investments on our behalf, and is responsible for evaluating, managing, refinancing, and selling our Real Estate Investments on our behalf.  Our General Partner is an indirect wholly owned subsidiary of Resource America, Inc., or Resource America, a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund and commercial finance management sectors.

Our goals are to generate regular cash distributions from our operations, gains from the potential appreciation in the value of our Properties, and cash for our partners’ distributions from the sale or refinancing of the Properties.

We will terminate on March 28, 2016, unless we are sooner dissolved or terminated.  Our General Partner from time to time, in its discretion, may extend the term for up to an aggregate of two years.  Our General Partner has complete and exclusive discretion in the management of our business.

(Back to Index)

(Back to Index)

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

Real Estate Manager

Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of our General Partner, manages or supervises the management of our Real Estate Investments under a real estate management agreement with us or our subsidiary holding legal title to a particular Real Estate Investment.  Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs.  In October of 2007, Resource Real Estate Management, Inc., d/b/a Resource Residential, a wholly owned subsidiary of Resource America, was formed to manage residential real estate investments for Resource Real Estate Management.

Resource Real Estate, Inc., or Resource Real Estate, an indirect wholly owned subsidiary of Resource America, is the parent company of our General Partner and an affiliate of Resource Real Estate Management.

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

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of the date of this report, 5,000 units have been redeemed.

(Back to Index)

(Back to Index)

Sale of Units

From June 16, 2008 through August 31, 2009, we privately sold our limited partnership interest units at $10.00 per unit to accredited investors, as that term is defined in Rule 501(a) of Regulation D of the Securities Act.  We sold a total of 3,274,655 units, including 180,768 units to our General Partner, for total proceeds, before commissions, fees and expenses, of approximately $32.5 million.  We refer to these sales as the Offering.  Resource Securities, Inc. (formerly Chadwick Securities, Inc.), an affiliate of our General Partner, served as the dealer-manager in the Offering.

ITEM 1A.	RISK FACTORS

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

See Item 7 – “Overview.”

ITEM 3.	LEGAL PROCEEDINGS

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded.  There is no market for our limited partner units and it is unlikely that any will develop.  The following table shows the number of equity security holders:

	As of December 31,
Title of Class	2011	2010
Limited Partner units	3,269,655	3,269,655
Number of Limited Partners	588	588

As of the date of this report, 3,269,655 limited partnership units are outstanding.  We pay distributions monthly.  No distributions were paid to the General Partner for either 2011 or 2010.  We paid $1.6 million in total distributions to limited partners in each of the years ended December 31, 2011 and 2010.  The following table details these distributions by month:

	2011		2010
	Distributions	Per Unit	Distributions	Per Unit
January	$136,414	$0.042	$136,417	$0.042
February	136,414	0.042	136,417	0.042
March	136,415	0.042	136,417	0.042
April	136,415	0.042	136,417	0.042
May	136,415	0.042	136,417	0.042
June	136,415	0.042	136,211	0.042
July	136,415	0.042	136,580	0.042
August	136,415	0.042	136,413	0.042
September	136,415	0.042	136,414	0.042
October	136,415	0.042	136,414	0.042
November	136,415	0.042	136,414	0.042
December	136,415	0.042	136,414	0.042
Total distributions for the year	$1,636,978	$0.504	$1,636,945	$0.504

We do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected.  Some of the information presented is forward-looking in nature.  Although the information is based on our current expectations, actual results could vary from expectations stated in this report.  Numerous factors will affect our actual results, some of which are beyond our control.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent required under applicable laws.

(Back to Index)

(Back to Index)

Overview

We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine and Texas.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of December 31, 2011, we did not own any Real Estate Debt Investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments will not be in an amount that would cause us to become and investment company within the meaning of Section 3(a)(1) of the investment Company Act of 1940.

As of December 31, 2011, we owned five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary / Properties	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
Total			809

(1)	Face value of mortgage divided by total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties for the years ended December 31, 2011 and 2010:

Property	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	2011	2010	2011	2010	2011	2010
Tamarlane	96.2%	96.3%	$1.85	$1.10	41%	42%
Bent Oaks	96.7%	95.6%	$0.98	$0.93	57%	58%
Cape Cod	95.9%	95.1%	$0.84	$0.79	57%	57%
Woodhollow	96.4%	95.9%	$0.90	$0.84	63%	61%
Hills	95.8%	96.05	$0.66	$0.65	47%	48%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.
(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.
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

(Back to Index)

(Back to Index)

The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our Lease Assurance Program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs, our Properties experienced an overall increase in the average occupancy rate during the year ended December 31, 2011 of approximately 0.4%, with an average occupancy rate of 96.2% as compared to an average occupancy rate of 95.8% during the same period in 2010.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2011	2010	Dollars	Percent
Revenues:
Rental income	$7,901	$7,506	$395	5%

Expenses:
Rental operating	3,647	3,492	155	4%
Management fees – related parties	682	662	20	3%
General and administrative	356	388	(32)	(8)%
Depreciation and amortization	2,124	2,045	79	4%
Total expenses	6,809	6,587	222	3%
Income before interest expense	1,092	919	173	19%
Other expenses:
Interest expense, net	(2,182)	(2,202)	(20)	1%
Insurance proceeds in excess of cost basis	(45)	−	45	−%
Loss on disposition of fixed assets	(4)	(3)	1	(33)%
Net loss	$(1,139)	$(1,286)	$147	11%
Weighted average number of limited partner units outstanding	3,270	3,271

Net loss per weighted average limited partner unit	$(0.35)	$(0.39)

Revenues

We attribute the $395,000 increase in revenues principally to the increase in average occupancy rate at the Properties and the increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

(Back to Index)

(Back to Index)

Expenses

We attribute the $222,000 increase in expenses principally to:

●	a $155,000 increase in rental operating expenses principally due to an increase in insurance costs across the portfolio and real estate taxes at Cape Cod due to an appraisal adjustment; and

●	a $79,000 increase in depreciation and amortization due to the impact of recent capital expenditures.

These increases were partially offset by:

●	a $32,000 decrease in general and administrative expenses due to the reduction in audit and legal costs at the fund level.

Other expenses

We attribute the $26,000 increase in other expenses primarily to the following:

●	$45,000 in insurance proceeds in excess of cost basis due to an April 2011 wind storm at Woodland Hills.

This loss was partially offset by:

●	a $20,000 decrease in interest expense due to a decrease in amortization of deferred financing costs.

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	December 31,
	2011	2010
Provided by operating activities (1)	$1,379	$1,092
Used in investing activities	(893)	(466)
Used in financing activities	(2,072)	(1,700)
Net decrease in cash	$(1,586)	$(1,074)

(1)	Including changes in operating assets and liabilities.

Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, to control property operating expenses and, with respect to capital expenditures, the use of cash reserves established when the properties were purchased.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.

Under our capital improvements program, we expect to spend approximately $6.3 million in the next five years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, rental rates and our cash flow from operating activities to increase.

The following table sets forth the capital expenditures incurred during the year ended December 31, 2011 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$176	$788
Bent Oaks	66	1,323
Cape Cod	110	1,579
Woodhollow	37	1,056
Hills	504	1,523
Total	$893	$6,269
(Back to Index)

(Back to Index)

Although our capital expenditures ($893,000) during the year ended December 31, 2011, were low relative to the amount of our available cash, we have planned a series of major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring the interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.

On December 22, 2011, we deposited $150,000 in connection with the purchase of Woodland Village apartments located in Columbia, South Carolina, a 308-unit multifamily, residential rental property.  The property was purchased on March 7, 2012 for $11.5 million secured by a $9.6 million mortgage, closing costs were $800,000 and the total cash paid at closing was $2.7 million.

This purchase completes our asset acquisition plans.  Remaining offering proceeds have been reserved for estimated future capital expenditures as noted above.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  For a discussion of redemptions, see Item 1 “Business – Redemptions of Units.”  Through December 31, 2011, a total of 5,000 units have been redeemed at an average redemption price of $9.34 for an aggregate redemption price of $46,710.  No units were redeemed during the year ended December 31, 2011.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

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

Property Acquisitions. We allocated the purchase price of acquired properties to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their relative fair values.  We amortize the value of in-place leases over twelve months on a straight line basis.

Impairment.  We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified.  If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value.  We have not recognized any impairments of our Properties for the years ended December 31, 2011 and 2010.

Revenue Recognition.  We derive our revenue primarily rental of residential housing units with lease agreement terms of generally one year or less.  We recognize rent as income on a straight-line basis over the term of the related lease.  Additionally, any incentives included in the lease are amortized on a straight-line basis over the term of the related lease.

Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned.

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board, or FASB, has issued the following accounting standards, which were not yet effective for us as of December 31, 2011:

Fair Value Measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for us beginning January 1, 2012.  This amendment will not have an impact on our financial statements.

Comprehensive Income (Loss).  In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).  We plan to provide the disclosures as required by this amendment beginning with our first quarter ending March 31, 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to Regulation S-K, Item 305(e).

(Back to Index)

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 7, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 7, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for the years then ended.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2.  These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Real Estate Investors 7, L.P. and subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 21, 2012

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2011	2010
ASSETS
Rental properties, at cost:
Land	$7,717	$7,717
Buildings and improvements	48,233	48,014
Personal property	1,314	1,041
Construction-in-progress	347	12
	57,611	56,784
Accumulated depreciation and amortization	(7,863)	(5,747)
	49,748	51,037

Cash	9,764	11,350
Restricted cash	945	913
Tenant receivables, net	11	16
Prepaid expenses and other assets	312	122
Deferred financing costs, net	786	960
Total assets	$61,566	$64,398

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$40,777	$41,212
Accounts payable and accrued expenses	897	739
Accrued interest	174	175
Payables to related parties	984	798
Prepaid rent	122	97
Security deposits	173	162
Total liabilities	43,127	43,183

Partners’ capital	18,439	21,215

Total liabilities and partners’ capital	$61,566	$64,398

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the Years Ended
	December 31,
	2011	2010
Revenues:
Rental income	$7,901	$7,506

Expenses:
Rental operating	3,647	3,492
Management fees – related parties	682	662
General and administrative	356	388
Depreciation and amortization	2,124	2,045
Total expenses	6,809	6,587
Income before other expenses	1,092	919

Other expenses:
Interest expense, net	(2,182)	(2,202)
Insurance proceeds in excess of cost basis	(45)	−
Loss on disposal of fixed assets	(4)	(3)
Net loss	$(1,139)	$(1,286)

Weighted average number of limited partner units outstanding	3,270	3,271

Net loss per weighted average limited partner unit	$(0.35)	$(0.39)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(in thousands, except units)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2010	$1	3,274,655	$24,187	$24,188
Distributions	−	−	(1,637)	(1,637)
Redemptions, net	−	(5,000)	(50)	(50)
Net loss	−	−	(1,286)	(1,286)
Balance at December 31, 2010	1	3,269,655	21,214	21,215
Distributions	−	−	(1,637)	(1,637)
Net loss	−	−	(1,139)	(1,139)
Balance at December 31, 2011	$1	3,269,655	$18,438	$18,439

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,139)	$(1,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,124	2,045
Amortization of deferred financing costs	174	207
Insurance proceeds in excess of cost basis	45	−
Insurance proceeds received	9	−
Loss on disposal of fixed assets	4	3
Deposit refund	−	73
Changes in operating assets and liabilities:
Restricted cash	(32)	(91)
Tenant receivables, net	5	(4)
Prepaid expense and other assets	(190)	4
Accounts payable and accrued expenses	158	(178)
Accrued interest	(1)	−
Payables to related parties	186	329
Prepaid rent	25	(6)
Security deposits	11	(4)
Net cash provided by operating activities	1,379	1,092

Cash flows from investing activities:
Capital expenditures	(893)	(466)
Net cash used in investing activities	(893)	(466)

Cash flows from financing activities:
Distributions to limited partners	(1,637)	(1,637)
Redemptions, net	−	(50)
Principal payments on mortgage note payable	(435)	(13)
Net cash used in financing activities	(2,072)	(1,700)

Net decrease in cash	(1,586)	(1,074)
Cash at beginning of year	11,350	12,424
Cash at end of year	$9,764	$11,350

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Georgia, Maine and Texas (referred to as the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership had no such investments as of December 31, 2011 and 2010.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.5% limited partnership interest in the Partnership at both December 31, 2011 and 2010.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Partnership estimates the allowance for uncollectible receivables and loan losses and adjusts the balance quarterly.  Actual results could differ from those estimates.

Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2011 and 2010, the Partnership paid approximately $2.0 million in both years, in cash for interest.

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $119,000 and $121,000 for the years ended December 31, 2011 and 2010, respectively.

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

The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2008 through 2011.

Revenue Recognition

Revenue is primarily derived from the rental of residential housing units with lease agreement terms of generally one year or less.  The Partnership recognizes rent as income on a straight-line basis over the term of the related lease.  Additionally, any incentives included in the lease are amortized on a straight-line basis over the term of the related lease.

Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned.

The future minimum rental payments to be received from noncancelable operating leases is approximately $4.1 million and $21,000 for the years ending 2012 and 2013, respectively, and none thereafter.

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  The Partnership impaired assets due to a wind storm at Woodland Hills in 2011.  Insurance covered all the impairments.  There was no impairment loss recorded for the year ended December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At December 31, 2011, the Partnership had $ 9.8 million of deposits at various banks of which $8.1 was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables

Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At December 31, 2011 and 2010, there was $7 and $248, respectively, in allowances for uncollectible receivables.

Redemptions

The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.

Recent Issued Financial Accounting Standards

Accounting Standards Issued But Not Yet Effective
The Financial Accounting Standards Board (“FASB”) has issued the following accounting standards, which were not yet effective for the Partnership as of December 31, 2011:

Fair value measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Partnership beginning January 1, 2012.  The Partnership believes this amendment will have no impact on its financial statements.

Comprehensive income (loss).  In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2011

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	December 31,
	2011	2010
Real estate taxes	$588	$613
Insurance	74	103
Capital improvements	283	197
Total	$945	$913

NOTE 4 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2011 and 2010 was $561,000 and $387,000, respectively.  Estimated amortization expense of the Properties’ existing deferred financing costs for the next five years, and thereafter, is as follows (in thousands):

2012	$173
2013	171
2014	169
2015	125
2016	51
Thereafter	97
$786

NOTE 5 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

	December 31,		Maturity	Annual Interest		Average Monthly Debt
Property	2011	2010	Date	Rate		Service
Tamarlane	$8,906	$8,906	05/01/2015	4.92%		$37	(1)
Tamarlane	981	994	05/01/2015	6.12%		$5	(2)
Bent Oaks	6,055	6,120	01/01/2019 (7)	5.99%	(7)	$38	(3)
Cape Cod	6,294	6,362	01/01/2019 (7)	5.91%	(7)	$37	(4)
Woodhollow	5,186	5,240	01/01/2019 (7)	6.14%	(7)	$32	(5)
Hills	13,355	13,590	01/01/2016	3.50%	(6)	$65	(6)
Total	$40,777	$41,212

(1)	Interest only through the date of maturity, at which time the principal is due
(2)	Principal and interest.
(3)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, totals $36,653.
(4)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, totals $37,776.
(5)	Interest only through January 1, 2011; monthly payment including principal and interest, effective February 1, 2011, totals $31,890.
(6)
Interest only through January 1, 2011; monthly payment including principal and interest (approximately $65,000 based on variable rate at the inception date of the loan) was effective February 1, 2011.  Interest is variable and calculated monthly based upon the one month British Bankers Association London Interbank Offered Rate plus 323 basis points, capped at 7% for the term of the loan.

(7)
The Partnership has an option to extend the maturity date for an additional one year to January 1, 2020.  During the extension period, the interest rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2011

NOTE 5 – MORTGAGE NOTES PAYABLE – (Continued)

Annual principal payments on the mortgage notes payable for each of the next five years, and thereafter, are as follows (in thousands):

2012	$491
2013	519
2014	545
2015	10,396
2016	12,497
Thereafter	16,329
$40,777

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

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Payables to related parties are summarized as follows (in thousands):

	December 31,
	2011	2010
Payables to related parties:
RAI and affiliates (a)	$984	$798

(a)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of December 31, 2011, and 2010 investment management fees due to RCP totaled $894,000 and $607,000 respectively.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to act as manager of the Partnership’s properties.  As of December 31, 2011, and 2010 property management fees due totaled $78,000 and $178,000 respectively.

During the ordinary course of business, RCP and RREMI advance funds for operating expenses on behalf of the Properties; these advances are repaid within a few days.  As of December 31, 2011, and 2010 advances due totaled $15,000 and $13,000 respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	For the Years Ended
	December 31,
	2011	2010
RCP:
Investment management fees (1)	$287	$287
RREML:
Property management fees (2)	395	375
	$682	$662

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross proceeds from the offering of partnership units, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

(2)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties for managing or obtaining and supervising third party managers (see footnote (a) to the previous table).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2011

NOTE 7–FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The carrying and fair values of the Partnership’s financial instruments were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Tamarlane	$9,887	$10,142	$9,900	$9,700
Bent Oaks	6,055	6,746	6,120	6,343
Cape Cod	6,294	6,981	6,362	6,562
Woodhollow	5,186	5,792	5,240	5,453
Hills	13,355	13,005	13,590	12,435
Total mortgage notes payable	$40,777	$42,666	$41,212	$40,493

NOTE 8 - INSURANCE CLAIM

On April 4, 2011, a wind storm damaged one unit at Woodland Hills which was covered by insurance.  The Partnership reduced the net carrying value of buildings and improvements for Woodland Hills by $54,000, and established a receivable for the expected net insurance proceeds of $12,000 (of which $9,000 has been received and $3,000 is uncollectible).  Accordingly, approximately $45,000 was recorded as insurance proceeds in excess of cost basis.

NOTE 9 – SUBSEQUENT EVENTS

The Partnership has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

On March 7, 2012, the Partnership acquired Woodland Village apartments for $11.5 million with a $9.6 million mortgage.  The property, located in Columbia, South Carolina, is a 308-unit multifamily residential rental property.

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

Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, the General Partner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework.  Based upon this assessment, our General Partner concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempted smaller reporting companies from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

(Back to Index)

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Directors and Executive Officers of Our General Partner

The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	41	Director
Alan F. Feldman	48	Director and Senior Vice President
David E. Bloom	47	Director and Senior Vice President
Kevin M. Finkel	40	President
Steven R. Saltzman	48	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	41	Chief Legal Officer and Secretary

Jonathan Z. Cohen, a Director since 2002.  Mr. Cohen also has served as Chairman and a Director of Resource Real Estate Management since 2005 and as Chief Executive Officer, President and a Director of Resource Capital Corp., (NYSE: RSO), a real estate investment trust managed by Resource America, since its formation in 2005.  Mr. Cohen has been President since 2003 and Chief Executive Officer since 2004 of Resource America and also has served as Chairman and a Director of Resource Financial Institutions Group, Inc., a subsidiary of Resource America, since 2005.  Mr. Cohen was Executive Vice President of Resource America from 2001 to 2003, Senior Vice President from 1999 to 2001 and Chief Operating Officer from 2002 to 2004.  Mr. Cohen has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, since its formation in 1999, Vice Chairman of Atlas Energy, Inc. (formally Atlas America, Inc.), a publicly-traded natural gas and oil exploration and production company since 2000 and Vice Chairman of Atlas Energy Resources, a natural gas and oil exploration and production company since 2006.  Mr. Cohen was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust), or RAIT, a publicly-traded REIT (NYSE: RAS) from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006.  Among the reasons for his appointment as director, Mr. Cohen’s financial, business and real estate experience add strategic vision to our General Partner’s board.

Alan F. Feldman, a Director and Senior Vice President since 2004.  Mr. Feldman also has served as Chief Executive Officer of Resource Real Estate, a subsidiary of Resource America, since 2004, and of Resource Real Estate Opportunity REIT, a real estate investment trust managed by Resource America, since 2009, President and a Director of Resource Real Estate Management since 2005 and a Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties, a subsidiary of Resource America, from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998 Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization, where he was responsible for the firm’s 20 million square feet of managed retail properties.  From 1990 to 1992 Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.  Mr. Feldman’s vast experience and knowledge in the real estate business is an asset to our General Partner’s board.

David E. Bloom, a Director since 2002, President from 2002 to 2006 and Senior Vice President since 2006.  Mr. Bloom also has served as President and a Director of Resource Real Estate since 2004, and as a Senior Vice President of Resource America, a position he has held since September 2001.  Mr. Bloom joined Resource America from Colony Capital, LLC, a Los Angeles-based real estate fund, where he was a Senior Vice President as well as a Principal of Colony Capital Asia Pacific from 1999 to 2001.  While at Colony, Mr. Bloom was responsible for the identification, evaluation and consummation of new investments, and he actively participated in the firm’s equity and debt raising efforts.  From 1998 to 1999, Mr. Bloom was a Director at Sonnenblick-Goldman Company, a New York based real estate investment bank.  From 1992 to 1998, Mr. Bloom practiced law in the real estate and corporate departments of Wilkie Farr & Gallagher in New York and Drinker Biddle & Reath in Philadelphia.  Prior to practicing law, Mr. Bloom began his real estate career in 1987 as an Acquisitions and Development Associate with Strouse, Greenberg & Company, a regional full-service real estate company.  Mr. Bloom’s extensive experience and knowledge in the real estate business is an asset to our General Partner’s board.

(Back to Index)

(Back to Index)

Kevin M. Finkel, President since 2006 and Senior Vice President from 2003 to 2006.  Mr. Finkel also has served as Executive Vice President since 2007 and Director of Acquisitions since 2004 of Resource Real Estate.  Mr. Finkel joined Resource America in 2002, and has been a Vice President of Resource America since 2006.  Prior to joining Resource America, Mr. Finkel was an Associate at Lehman Brothers, an investment banking firm.  Prior to Lehman Brothers, Mr. Finkel was an investment banker at Barclays Capital and Deutsche Bank Securities.

Steven R. Saltzman, Vice President of Finance and Chief Financial and Accounting Officer since August 2003.  Mr. Saltzman also has served as Vice President and Controller of Resource Real Estate since 2004 and Vice President of Finance of Resource Real Estate Management since 2006.  From 1999 to 2003, Mr. Saltzman was Controller at WP Realty, Inc., a regional developer and property manager specializing in community shopping centers.  Mr. Saltzman began his real estate career in 1988 as a Property Controller at The Rubin Organization, a predecessor to the Pennsylvania Real Estate Investment Trust.  Mr. Saltzman began his professional career at Price Waterhouse from 1985 to 1988.

Darshan V. Patel, Chief Legal Officer and Secretary since 2002.  Mr. Patel also has served as Vice President of Resource America since 2005 and Associate General Counsel for Resource America since 2001.  From 1998 to 2001, Mr. Patel was associated with the law firm of Berman, Paley, Goldstein & Kannry practicing commercial litigation and real estate law.  From 1996 to 1998, Mr. Patel was associated with the law firm of Glynn & Associates practicing litigation and real estate law.

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

Audit Committee Financial Expert

Our General Partner’s Board of Directors does not currently have any member who qualifies as an audit committee financial expert.  We believe that the cost related to retaining such a financial expert at this time is prohibitive for a small entity such as ours, and that it would reduce amounts otherwise distributable to our LPs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2011.

ITEM 11.	EXECUTIVE COMPENSATION

We have no directors or officers and we do not directly employ any persons to manage or operate our business.  Our affairs are managed by our General Partner and its affiliates.  As compensation for its services, we pay our General Partner various fees as set forth in Item 13.

(Back to Index)

(Back to Index)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officer and directors, as of March 21, 2012.  Under the terms of the Partnership Agreement, our affairs are managed by our General Partner.  We do not have any officers or directors.  This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	180,768 units	5.53%

Units of limited partnership interest	Jonathan Z. Cohen, Chairman of the Board	−	−
	Alan F. Feldman, Senior Vice President and Director	−	−
	Kevin M. Finkel, President	−	−
	Steven R. Saltzman, Vice President – Finance	−	−
	David E. Bloom, Senior Vice President and Director	−	−
	Darshan V. Patel, Chief Legal Office and Assistant Secretary	−	−
	All directors and executive officers as a group	−	−

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

We pay our General Partner and its affiliates the following fees for their services.

Property Management Fees

We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties.  This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties.  Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors.  If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties.  For the years ended December 31, 2011 and 2010, Resource Real Estate Management earned $395,000 and $375,000, respectively, in real estate property management fees.

Deferral of Real Estate Management Fees

We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives.  We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment.  As of December 31, 2011 and 2010, no fees had been deferred.

(Back to Index)

(Back to Index)

Investment Management Fees

We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds from the offering that have been, and continue to be, deployed in Real Estate Investments.  The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners.  Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “– Reimbursement of Administrative Expenses and Direct Costs.”  Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return.  Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return.  For the years ended December 31, 2011 and 2010, our General Partner earned $287,000 and $287,000, respectively, in investment management fees, the payment of which was deferred under the subordination clause of the Partnership Agreement.

Property Financing Fee for Refinancing a Property

We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties.  This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms.  The property financing fee for refinancing will not be paid for Real Estate Debt Investments.  There were no refinancings of the Properties during the years ended December 31, 2011 and 2010, and, accordingly, no fees were paid.

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

Cash distributions from capital transactions, which include cash we receive from the sale or refinancing of a Property or the sale or repayment in full of all outstanding principal and interest due and owing to us on a Real Estate Debt Investment, are distributed in the following order:

●	first, 100% to our limited partners until they receive distributions, including distributions of distributable cash from operations, totaling their Preferred Return;

●
second, 100% to our limited partners until their respective adjusted capital contributions (amount originally paid for a limited partnership interest less previous distributions of distributable cash from capital transactions) have been reduced to zero; and

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

●
next, to the payment of all unpaid fees (other than our General Partner’s right to reimbursement of any previous fees subordinated to distributions to our limited partners) and other obligations owed by us to our General Partner and its affiliates (other than expense reimbursements), such as loans to us, in proportion to, and to the extent of, the unpaid fees, advances and other obligations to our General Partner and its affiliates under the Partnership Agreement;

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

(Back to Index)

(Back to Index)

●	next, to our General Partner as reimbursement for any previous subordination distributions to our limited partners, if any; and

●	thereafter, 80% to our limited partners and 20% to our General Partner.

There were no distributions to the General Partner as of December 31, 2011 and 2010.

Director Independence

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

Parent Entities

See Item 1, “Business – General

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by our independent auditors, Grant Thornton LLP for the period ended December 31, 2011 and 2010 for professional services rendered was $92,000 and $193,000, respectively.

Audit-Related Fees.  We did not incur any audit related fees from Grant Thornton LLP during 2011 and 2010.

Tax Fees.  We did not incur any fees for tax services from Grant Thornton LLP during 2011 and 2010.

All Other Fees.  We did not incur any other fees from Grant Thornton LLP during 2011 and 2010.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.  As a limited partnership, we do not have an audit committee.  Our General Partner’s Board of Directors, acting as a committee of the whole, reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.           Financial Statements

2.           Financial Statement Schedules
Schedule III - Investments in Real Estate

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

101.1
The following information from the Partnership's annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Partners' Capital; (iv) Consolidated Statements of Cash Flows.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

March 21, 2012	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	March 21, 2012
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 21, 2012
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 21, 2012
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 21, 2012
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President – Finance	March 21, 2012
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

(Back to Index)

Resource Real Estate Investors 7, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2011
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	$9,887	$12,632	$1,131	$13,763	$(1,875)	1985	7/31/2008	3 - 27.5 years
Portland, ME

Residential	6,055	7,902	945	8,847	(1,272)	1978	12/10/2008	3- 27.5 years
Austin, TX

Residential	6,294	8,407	426	8,833	(1,225)	1985	12/10/2008	3 - 27.5 years
San Antonio, TX

Residential	5,186	6,765	654	7,419	(1,021)	1974	12/12/2008	3 - 27.5 years
Austin, TX

Residential	13,355	17,157	1,592	18,749	(2,470)	1985	12/19/2008	3 - 27.5 years
Decatur, GA
	$40,777	$52,863	$4,748	$57,611	$(7,863)

	2011	2010
Balance at the beginning of the period	$56,784	$56,397
Additions during period:
Improvements	893	466
Deductions during period:
Deposit refund	−	(73)
Disposals	(66)	(6)
Balance at the end of the period	$57,611	$56,784