Form 10-Q
period 2012-03-31
Resource Real Estate Investors 7, L.P.
filed 2012-05-11
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-53962
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

As of May 11, 2012, there were a total of 3,701,890 limited partner units outstanding.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Rental property, at cost:
Land	$9,972	$7,717
Buildings and improvements	57,487	48,233
Personal property	1,387	1,314
Construction-in-progress	15	347
Identifiable intangible assets	558	−
	69,419	57,611
Accumulated depreciation and amortization	(8,507)	(7,863)
	60,912	49,748

Cash	6,503	9,764
Restricted cash	1,261	945
Tenant receivables, net	−	11
Prepaid expenses and other assets	149	312
Deferred financing costs, net	997	786
Total assets	$69,822	$61,566

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$50,235	$40,777
Accounts payable and accrued expenses	674	897
Accrued interest	171	174
Payables to related parties	1,065	984
Prepaid rent	99	122
Security deposits	233	173
Total liabilities	52,477	43,127

Partners’ capital	17,345	18,439

Total liabilities and partners’ capital	$69,822	$61,566

The accompanying notes are an integral part of these consolidated financial statements
.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental income	$2,184	$1,885

Expenses:
Rental operating	1,002	889
Management fees – related parties	177	166
General and administrative	477	103
Depreciation and amortization	644	522
Total expenses	2,300	1,680
(Loss) income before other expenses	(116)	205

Other expenses:
Interest expense, net	(569)	(539)
Loss on disposal of fixed assets	−	(1)
Net loss	$(685)	$(335)

Comprehensive loss	$(685)	$(335)

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.21)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2012	$1	3,269,655	$18,438	$18,439
Distributions	−	−	(409)	(409)
Net loss	−	−	(685)	(685)
Balance at March 31, 2012	$1	3,269,655	$17,344	$17,345

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(685)	$(335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	644	522
Amortization of deferred financing costs	43	43
Loss on disposal of fixed assets	0	1
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	273	242
Tenant receivables, net	11	9
Prepaid expense and other assets	184	10
Accounts payable and accrued expenses	179	(263)
Accrued interest	(3)	0
Payables due to related parties	81	(64)
Prepaid rent	(27)	19
Security deposits	5	(3)
Net cash provided by operating activities	705	181

Cash flows from investing activities:
Capital expenditures	(307)	(101)
Purchase of Woodland Village	(3,128)	0
Net cash used in investing activities	(3,435)	(101)

Cash flows from financing activities:
Distributions to limited partners	(409)	(409)
Principal payments on mortgage note payable	(122)	(86)
Net cash used in financing activities	(531)	(495)

Net decrease in cash	(3,261)	(415)
Cash at beginning of period	9,764	11,350
Cash at end of period	$6,503	$10,935

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates or invests in multifamily residential properties located in Georgia, Maine, South Carolina and Texas (referred to as the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership has no such investments as of March 31, 2012.  R-7 was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.5% limited partnership interest in the Partnership at both March 31, 2012 and December 31, 2011.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2012 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three months ended March 31, 2012 may not necessarily be indicative of the results of operations for the full year ending December 31, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:
Subsidiaries	Number of Units	Location
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”)	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”)	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”)	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Woodland Hills Apartments (“Hills”)	228	Decatur, GA
RRE Woodland Village Holdings, LLC or Woodland Village Apartments (“Village”)	308	Columbia, SC
	1,117

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

Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2012 and 2011, the Partnership paid $535,000 and $509,000, respectively, in cash for interest.

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $25,000 and $27,000 for the three months ended March 31, 2012 and 2011, respectively.

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
MARCH 31, 2012
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

Included within rental income on the statements of operations and comprehensive income (loss) are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned.

The future minimum rental payments to be received from noncancelable operating leases are approximately $4.7 million and $18,000 for the twelve months ending March 31, 2013 and 2014, respectively, and none thereafter.

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no recorded impairment loss for the period ended March 31, 2012.

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

Tenant Receivables

Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At March 31, 2012 and December 31, 2011, there was $0 and $7, respectively, in the allowance for uncollectible receivables.

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

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Issued Financial Accounting Standards

Newly-Adopted Accounting Principles

The adoption of the following standards did not have a material impact on the Partnership’s consolidated financial position, results of operations or cash flows:

Fair Value Measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for the Partnership beginning January 1, 2012 and the Partnership’s adoption did not have an impact on the Partnership’s financial condition, results of operations or cash flows.

Comprehensive Income (Loss).  In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).  This guidance became effective for the Partnership beginning January 1, 2012 and the Partnership’s adoption did not have an impact on the Partnership’s financial condition, results of operations or cash flows.

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	March 31,	December 31,
	2012	2011
Real estate taxes	$304	$588
Insurance	189	74
Capital improvements	768	283
	$1,261	$945

NOTE 4 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2012 and December 31, 2011 was approximately $604,000 and $561,000, respectively.  Estimated amortization expense of the Properties’ existing deferred financing costs for the next five years ending March 31, and thereafter, is as follows (in thousands):

2013	$207
2014	208
2015	206
2016	135
2017	83
Thereafter	158
$997

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 5 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	March 31, 2012	December 31, 2011	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2015	4.92%		$37	(1)
Tamarlane	977	981	05/01/2015	6.12%		$6	(2)
Bent Oaks	6,037	6,055	01/01/2019 (7)	5.99%	(7)	$37	(3)
Cape Cod	6,274	6,294	01/01/2019 (7)	5.91%	(7)	$38	(4)
Woodhollow	5,171	5,186	01/01/2019 (7)	6.14%	(7)	$32	(5)
Hills	13,290	13,355	01/01/2016	3.50%	(6)	$61	(6)
Village	9,580	−	04/01/2019	3.76%	(8)	$31	(8)
Total	$50,235	$40,777

(1)	Interest only through the date of maturity, at which time the principal is due.
(2)	Principal and interest.
(3)	Monthly payment including principal and interest totals $36,653, effective since February 1, 2011.
(4)	Monthly payment including principal and interest totals $37,776, effective since February 1, 2011.
(5)	Monthly payment including principal and interest totals $31,890, effective since February 1, 2011.
(6)
Monthly payment including principal and interest is approximately $61,000 (based on variable rate as of the date of this report), effective since February 1, 2011.  Interest is variable and calculated monthly based upon the one month British Bankers Association London Interbank Offered Rate plus 323 basis points, capped at 7% for the term of the loan

(7)
The Partnership has an option to extend the maturity date for an additional one year to January 1, 2020.  During the extension period, the interest rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

(8)	Interest only payments of approximately $30,000 through April 1, 2014. Monthly payment including principal and interest will total $44,422 effective May 1, 2014.

Annual principal payments on the mortgage notes payable for each of the next five years ending March 31, and thereafter, are as follows (in thousands):

2013	$501
2014	526
2015	708
2016	22,721
2017	460
Thereafter	25,319
$50,235

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
MARCH 31, 2012
(unaudited)

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.

RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of March 31, 2012 and December 31, 2011 investment management fees due to RCP totaled $968,000 and $894,000, respectively.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to be the manager of the Partnership’s properties.  As of March 31, 2012 and December 31, 2011 property management fees due totaled $62,000 and $78,000, respectively.

RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties, which are repaid within a few days.  As of March 31, 2012 and December 31, 2011 advances due totaled $35,000 and $15,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
RCP:
Investment management fees (1)	$74	$72
RREML:
Property management fees (2)	103	94
	$177	$166

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross proceeds from the offering of partnership units, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

(2)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties for managing or obtaining and supervising third party managers.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 7–FAIR VALUE OF FINANCIAL INSTRUMENTS

In analyzing the fair value of its investments accounted for on a fair value basis, the Partnership follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Partnership determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets that the reporting entity has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or can be corroborated with observable market data for substantially the entire contractual term of the asset.

Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset and are consequently not based on market activity, but rather through particular valuation techniques.

The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.

The carrying and fair values of the Partnership’s financial instruments were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Tamarlane	$9,883	$10,196	$9,887	$10,142
Bent Oaks	6,037	6,779	6,055	6,746
Cape Cod	6,274	7,016	6,294	6,981
Woodhollow	5,171	5,819	5,186	5,792
Hills	13,290	13,038	13,355	13,005
Village	9,580	9,580	−	−
Total mortgage notes payable	$50,235	$52,428	$40,777	$42,666

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 8 − ACQUISITIONS

The cost of Real Estate Investments is allocated to net tangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data, as well as information obtained about each property as a result of due diligence, marketing and leasing activities.

During the quarter ended March 31, 2012, the Partnership acquired a 100% interest in Woodland Village, a multi-family residential apartment complex in Columbia, SC, which was accounted for using the purchase method of accounting.  The following table presents the purchase price allocation to the assets and liabilities assumed, based on the fair values at the date of acquisition (in thousands):

Date acquired	March 7, 2012

Land	$2,255
Buildings	8,687
Identifiable intangible assets	558

Note payable – mortgage	(9,580)
Financing costs	254
Escrowed funds and advances	589
Other assets and liabilities assumed, net	(37)
Transaction expenses	402
Cash paid for property acquisitions	$3,128

NOTE 9 – IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consisted of acquired in-place leases totaling $488,000 and $0 as of March 31, 2012 and December 31, 2011, respectively, net of accumulated amortization of $70,000 and $0.  The unamortized intangible assets represent rental leases.  The weighted-average remaining life of the rental leases is seven months as of March 31, 2012.  Expected amortization for the rental leases is $488,000 through the year ended December 31, 2012 and none thereafter.

NOTE 10 – SUBSEQUENT EVENTS

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

Overview

We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine, South Carolina and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of March 31, 2012, we did not own any Real Estate Debt Investments.  If we were to acquire mortgages or other Real Estate Debt Investments in the future, these investments will be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.

As of March 31, 2011, we own six multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiaries	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
RRE Woodland Village Holdings, LLC or Village	03/07/12	77%	308	Columbia, SC
			1,117

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties for the three months ending March 31, 2012 and 2011:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Apartment Complex	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Tamarlane	95.1%	94.8%	$1.17	$1.11	45%	43%
Bent Oaks	94.7%	94.7%	$1.01	$0.93	59%	56%
Cape Cod	95.8%	95.6%	$0.89	$0.81	58%	52%
Woodhollow	92.6%	92.6%	$0.90	$0.85	63%	62%
Hills	97.1%	95.0%	$0.69	$0.65	48%	49%
Village	(4)	N/A	(4)	N/A	(4)	N/A

(Back to Index)

(1)	Number of occupied units divided by total unit adjusted for any unrentable units; average calculated on a weekly basis.
(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.
(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees, as a percentage of rental income, excluding any adjustment for concessions.

(4)	Due to our purchase of the Village on March 7, 2012, this information was not available for the periods presented.

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also may, in the future, generate funds from the sale or refinancing of our Properties.  Because we acquired our Real Estate Investments in 2008 and 2012, we do not expect that we will sell or refinance our Properties during at least the next year.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.

Our operating results and cash flows from our Properties are affected by four principal factors:

●	occupancy and rental rates,

●	property operating expenses,

●	interest rates on the related financing, and

●	capital expenditures.

The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our Lease Assurance Program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs, our Properties experienced a stabilization of the average occupancy rate with expected fluctuations consistent with the normal course of business.

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

(Back to Index)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the unaudited results of our operations for the period indicated (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2012	2011	Dollars	Percent
Revenues:
Rental income	$2,184	$1,885	$299	16%

Expenses:
Rental operating	1,002	889	113	13%
Management fees – related party	177	166	11	7%
General and administrative	477	103	374	363%
Depreciation and amortization	644	522	122	23%
Total expenses	2,300	1,680	620	37%
(Loss) income before other expenses	(116)	205	(321)	(157)%
Other expenses:
Interest expense, net	(569)	(539)	(30)	(6)%
Loss on disposal of fixed assets	−	(1)	1	100%
Net loss	$(685)	$(335)	$(350)
Weighted average number of limited partner units outstanding	3,270	3,270
Net loss per weighted average limited partner unit	$(0.21)	$(0.10)

Revenues

We attribute the $299,000 increase in revenues principally to the stabilization of average occupancy rate at the Properties and the increase in the average effective rent per square foot at the Properties as a result of stabilization along with the revenue recognized at the newly-acquired Woodland Village property for the partial period in the quarter during which we owned it.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

Expenses

We attribute the $620,000 increase in expenses to the following:

●	a $113,000 increase in operating expenses due primarily to increases of $28,000 in insurance expenses, $25,000 in real estate expenses, and $54,000 in payroll expenses;

●	a $374,000 increase in general and administrative expenses due to transaction expenses associated with the purchase of Woodland Village; and

●	a $122,000 increase in depreciation and amortization due to the impact of recent capital expenditures, including the purchase of Woodland Village.

Other expenses

We attribute the $29,000 increase in other expenses primarily due to the $25,000 of interest expense incurred on the debt obtained to acquire the Woodland Village property.

(Back to Index)

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	March 31,
	2012	2011
Provided by operating activities (1)	$705	$181
Used in investing activities	(3,435)	(101)
Used in financing activities	(531)	(495)
Net decrease in cash	$(3,261)	$(415)

(1)	Including changes in operating assets and liabilities.

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

During the three months ended March 31, 2012, we incurred net losses; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net losses for the three months ended March 31, 2012 of $685,000 included $644,000 of non-cash depreciation and amortization expense.  Our operations generated $1,408,000 of positive adjusted cash flow from operations for the three months ended March 31, 2012.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in operating assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “Results of Operations,” we anticipate that we will generate positive adjusted cash flow from operations for the twelve months ended December 31, 2012.

The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, a non-GAAP measure, as described in the paragraph above (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net cash provided by operating activities	$705	$181
Net changes in operating assets and liabilities	703	50
Adjusted cash flow from operations (non-GAAP)	$1,408	$231

Under our capital improvements program, we expect to spend approximately $7.8 million in the next five years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.

(Back to Index)

The following table sets forth the capital expenditures incurred during the quarter ended March 31, 2012 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$9	$783
Bent Oaks	12	1,069
Cape Cod	50	1,309
Woodhollow	28	1,012
Hills	189	1,509
Village	19	2,130
Total	$307	$7,812

Although our capital expenditures were nominal ($307,000) during the three months ended March 31, 2012, we have planned a series of major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring the interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.  Pending future reviews of our capital projects program, we intend to use the reserves not needed for the program to fund debt service requirements, which began in early 2011, and are approximately $501,000 for the next 12 months.

In connection with the acquisitions of our Properties, we incurred $50.8 million of mortgage financing.  For information regarding such financing, with respect to each Property, see Note 5 of the notes to our consolidated financial statements.

During the three months ended March 31, 2012, we acquired Woodland Village Apartments for $11.5 million from General Electric Credit Equities, Inc.  In connection with this purchase, we incurred a $9.6 million mortgage from Red Mortgage Capital, LLC.  The property, located in Columbia, South Carolina, is a 308-unit multifamily rental property.  Although the acquisition has reduced our liquidity by approximately $3.1 million and thereby reduced the amount available for our capital improvements program, we believe that we have retained sufficient liquidity to fund that program in the future and, in any event, that the acquisition will increase our cash flow from operations going forward.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of March 31, 2012, a total of 5,000 units have been redeemed, although no units were redeemed in the quarter then ended.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

(Back to Index)

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

For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

Recent Accounting Standards

Newly-Adopted Accounting Principles

The adoption of the following standards did not have a material impact on our consolidated financial position, results of operations or cash flows:

Fair Value Measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for us beginning January 1, 2012.  This amendment did have an impact on our financial statements.

Comprehensive Income (Loss).  In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).  This guidance became effective for us beginning January 1, 2012.  This amendment did have an impact on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1a
Purchase and Sale Agreement (Woodland Village Apartments), dated December 21, 2011, by and between Gulfstream I, LLC, Gulfstream II, LLC, Gulfstream III, LLC and Gulfstream IV, LLC collectively as Seller and Resource Capital Partners, Inc. and RRE Woodland Village Holdings, LLC as Seller, Purchaser and Assignee, collectively as Parties.

2.1b
Assignment of Purchase and Sale Agreement, dated March 2012, by and between Gulfstream I, LLC, Gulfstream II, LLC, Gulfstream III, LLC and Gulfstream IV, LLC collectively as Seller and Resource Capital Partners, Inc. as Purchaser.

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

101.1
The following information from the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Partners' Capital; (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

May 11, 2012	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

May 11, 2012	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)