Form 10-Q
period 2012-06-30
Resource Real Estate Investors 7, L.P.
filed 2012-08-10
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were a total of 3,269,655 limited partner units outstanding.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Rental property, at cost:
Land	$9,972	$7,717
Buildings and improvements	57,746	48,233
Personal property	1,557	1,314
Construction-in-progress	12	347
Identifiable intangible assets	558	−
	69,845	57,611
Accumulated depreciation and amortization	(9,353)	(7,863)
	60,492	49,748

Cash	6,138	9,764
Restricted cash	1,498	945
Tenant receivables, net	6	11
Prepaid expenses and other assets	315	312
Deferred financing costs, net	948	786
Total assets	$69,397	$61,566

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$50,116	$40,777
Accounts payable and accrued expenses	1,143	897
Accrued interest	197	174
Payables to related parties	1,232	984
Prepaid rent	128	122
Security deposits	251	173
Total liabilities	53,067	43,127

Partners’ capital	16,330	18,439

Total liabilities and partners’ capital	$69,397	$61,566

The accompanying notes are an integral part of these consolidated financial statements
.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$2,758	$1,967	$4,942	$3,852

Expenses:
Rental operating	1,481	919	2,483	1,807
Management fees – related parties	217	169	394	335
General and administrative	174	101	651	204
Depreciation and amortization	846	526	1,490	1,048
Total expenses	2,718	1,715	5,018	3,394
Income (loss) before other expenses	40	252	(76)	458

Other expenses:
Interest expense, net	(645)	(543)	(1,214)	(1,082)
Casualty loss	−	(42)	−	(42)
Loss on disposal of fixed assets	−	(3)	−	(4)
Net loss	$(605)	$(336)	$(1,290)	$(670)

Comprehensive loss	$(605)	$(336)	$(1,290)	$(670)

Weighted average number of limited partner units outstanding	3,270	3,270	3,270	3,270

Net loss per weighted average limited partner unit	$(0.19)	$(0.10)	$(0.39)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2012	$1	3,269,655	$18,438	$18,439
Distributions	−	−	(819)	(819)
Net loss	−	−	(1,290)	(1,290)
Balance at June 30, 2012	$1	3,269,655	$16,329	$16,330

The accompanying notes are an integral part of this consolidated financial statement.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,290)	$(670)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,490	1,048
Amortization of deferred financing costs	92	87
Casualty loss	−	42
Loss on disposal of fixed assets	−	4
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	36	(57)
Tenant receivables, net	5	9
Prepaid expense and other assets	18	92
Accounts payable and accrued expenses	246	(66)
Accrued interest	23	(7)
Payables to related parties	248	33
Prepaid rent	2	−
Security deposits	23	2
Net cash provided by operating activities	893	517

Cash flows from investing activities:
Capital expenditures	(733)	(292)
Purchase of Woodland Village	(2,472)	−
Net cash used in investing activities	(3,205)	(292)

Cash flows from financing activities:
Distributions to limited partners	(819)	(818)
Principal payments on mortgage notes payable	(241)	(199)
Payment of deferred financing costs	(254)	−
Net cash used in financing activities	(1,314)	(1,017)

Net decrease in cash	(3,626)	(792)
Cash at beginning of period	9,764	11,350
Cash at end of period	$6,138	$10,558

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates or invests in multifamily residential properties located in Georgia, Maine, South Carolina and Texas (referred to as the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership has no such investments as of June 30, 2012.  R-7 was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.5% limited partnership interest in the Partnership at both June 30, 2012 and December 31, 2011.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2012 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the six months ended June 30, 2012 may not necessarily be indicative of the results of operations for the full year ending December 31, 2012.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
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

Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2012 and 2011, the Partnership paid $1.1 million and $1.0 million, respectively, in cash for interest for real estate acquired with mortgage.

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $60,000 and $52,000 for the six months ended June 30, 2012 and 2011, respectively.

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
JUNE 30, 2012
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

Included within rental income on the statements of operations and comprehensive loss are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned.

The future minimum rental payments to be received from noncancelable operating leases are approximately $5.3 million and $9,000 for the twelve months ending June 30, 2013 and 2014, respectively, and none thereafter.

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no impairment loss recorded for either of the six month periods ended June 30, 2012 or June 30, 2011.

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

Tenant Receivables

Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At June 30, 2012 and December 31, 2011, there was $0 and $7, respectively, in the allowance for uncollectible receivables.

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
JUNE 30, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Issued Financial Accounting Standards

Newly-Adopted Accounting Principles

The adoption of the following standards did not have a material impact on the Partnership’s consolidated financial position, results of operations or cash flows:

Fair Value Measurements.  In May 2011, the FASB amended the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for the Partnership beginning January 1, 2012.

Comprehensive Income (Loss).  In June 2011, the FASB eliminated the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The accounting standard now requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).  This guidance became effective for the Partnership beginning January 1, 2012.

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	June 30,	December 31,
	2012	2011
Real estate taxes	$576	$588
Insurance	87	74
Capital improvements	835	283
	$1,498	$945

NOTE 4 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of June 30, 2012 and December 31, 2011 was approximately $653,000 and $561,000, respectively.  Estimated amortization expense of the Properties’ existing deferred financing costs for the next five years ending June 30, and thereafter, is as follows (in thousands):

2013	$209
2014	208
2015	200
2016	111
2017	83
Thereafter	137
$948

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 5 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	June 30, 2012	December 31, 2011	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2015	4.92%		$37	(1)
Tamarlane	974	981	05/01/2015	6.12%		$6	(2)
Bent Oaks	6,019	6,055	01/01/2019 (7)	5.99%	(7)	$37	(3)
Cape Cod	6,256	6,294	01/01/2019 (7)	5.91%	(7)	$38	(4)
Woodhollow	5,157	5,186	01/01/2019 (7)	6.14%	(7)	$32	(5)
Hills	13,223	13,355	01/01/2016	3.50%	(6)	$61	(6)
Village	9,581	−	04/01/2019	3.76%	(8)	$31	(8)
Total	$50,116	$40,777

(1)	Interest only through the date of maturity, at which time the principal is due.
(2)	Principal and interest.
(3)	Monthly payment including principal and interest totals $36,653, effective since February 1, 2011.
(4)	Monthly payment including principal and interest totals $37,776, effective since February 1, 2011.
(5)	Monthly payment including principal and interest totals $31,890, effective since February 1, 2011.
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

(8)	Interest only payments of approximately $31,000 through April 1, 2014. Monthly payment including principal and interest will total $44,422 effective May 1, 2014.

Annual principal payments on the mortgage notes payable for each of the next five years ending June 30, and thereafter, are as follows (in thousands):

2013	$507
2014	560
2015	1,657
2016	21,729
2017	466
Thereafter	25,197
$50,116

The mortgage notes payable are with recourse only to the Properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the GP has guaranteed by executing a guarantee with respect to each property.  These exceptions are referred to as “carveouts”.  In general, carveouts relate to damages suffered by the lender for a subsidiary’s failure to pay rents, insurance or condemnation proceeds to lender, to pay water, sewer and other public assessments or charges, to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the GP to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the subsidiary voluntarily files for bankruptcy or seeks reorganization, or if a related party of the subsidiary does so with respect to the subsidiary.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.

RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of June 30, 2012 and December 31, 2011 investment management fees due to RCP totaled $1.0 million and $894,000, respectively.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to be the manager of the Partnership’s properties.  As of June 30, 2012 and December 31, 2011 property management fees due totaled $132,000 and $78,000, respectively.

RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties, which are repaid within a few days.  As of June 30, 2012 and December 31, 2011 advances due totaled $52,000 and $15,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
RCP:
Investment management fees (1)	$80	$72	$154	$143
RREML:
Property management fees (2)	$137	$97	$240	$192

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
JUNE 30, 2012
(unaudited)

NOTE 7–FAIR VALUE OF FINANCIAL INSTRUMENTS

In analyzing the fair value of its financial instruments disclosed or accounted for on a fair value basis, the Partnership follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Partnership determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the financial instruments.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

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

The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.

The carrying and fair values of the Partnership’s financial instruments were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Tamarlane	$9,880	$10,253	$9,887	$10,142
Bent Oaks	6,019	6,850	6,055	6,746
Cape Cod	6,256	7,089	6,294	6,981
Woodhollow	5,156	5,879	5,186	5,792
Hills	13,225	13,123	13,355	13,005
Village	9,580	9,580	(a)	(a)
Total mortgage notes payable	$50,116	$52,774	$40,777	$42,666

(a)	Village was not acquired until March 7, 2012.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 8 – ACQUISITIONS

The cost of Properties is allocated to net tangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of each property and other market data, as well as information obtained about each property as a result of due diligence, marketing and leasing activities.

During the six months ended June 30, 2012, the Partnership acquired a 100% interest in Woodland Village, a multifamily residential apartment complex in Columbia, SC, which was accounted for using the purchase method of accounting.  The following table presents the purchase price allocation to the assets and liabilities assumed, based on the fair values at the date of acquisition (in thousands):

Date acquired	March 7, 2012

Land	$2,255
Buildings	8,687
Identifiable intangible assets	558

Note payable – mortgage	(9,580)
Escrowed funds and advances	589
Other assets and liabilities assumed, net	(37)
Cash paid for property acquisition	$2,472

NOTE 9 – IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets, consisted of acquired in-place leases totaling $558,000 and $0 as of June 30, 2012 and December 31, 2011, respectively, net of accumulated amortization of $279,000 and $0.  The weighted-average remaining life of the leases was four months as of June 30, 2012.  Expected remaining amortization for the leases will be $279,000 through the year ending December 31, 2012 and none thereafter.

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

Overview

We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine, South Carolina and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of June 30, 2012, we did not own any Real Estate Debt Investments.  If we were to acquire mortgages or other Real Estate Debt Investments in the future, these investments will be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.

As of June 30, 2012, we own six multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiaries	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
RRE Woodland Village Holdings, LLC or Village	03/07/12	77%	308	Columbia, SC
			1,117

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Apartment Complex	2012	2011	2012	2011	2012	2011
Tamarlane	95.9%	96.8%	$1.19	$1.16	44%	46%
Bent Oaks	94.5%	96.3%	$1.01	$0.98	57%	64%
Cape Cod	95.9%	95.9%	$0.92	$0.83	50%	60%
Woodhollow	91.4%	97.8%	$0.89	$0.89	62%	63%
Hills	95.9%	94.9%	$0.69	$0.66	58%	51%
Village (4)	91.7%	N/A	$0.49	N/A	64%	N/A

	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Apartment Complex	2012	2011	2012	2011	2012	2011
Tamarlane	95.5%	95.8%	$1.18	$1.14	43%	44%
Bent Oaks	94.6%	95.5%	$1.01	$0.96	56%	60%
Cape Cod	95.8%	95.8%	$0.90	$0.82	52%	56%
Woodhollow	92.0%	95.2%	$0.90	$0.87	61%	62%
Hills	96.5%	95.0%	$0.69	$0.65	51%	50%
Village (4)	91.7%	N/A	$0.49	N/A	61%	N/A

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.
(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period
(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees, as a percentage of rental income, excluding any adjustment for concessions.

(4)	Due to our purchase of the Village on March 7, 2012, this information was not available for the prior year periods presented.

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also may, in the future, generate funds from the sale or refinancing of our Properties.  Because we acquired our Properties in 2008 and 2012, we do not expect that we will sell or refinance them during at least the next year.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.

Our operating results and cash flows from our Properties are affected by four principal factors:

●	occupancy and rental rates,

●	property operating expenses,

●	interest rates on the related financing, and

●	capital expenditures.

The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our Lease Assurance Program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs, our Properties have reached a stable average occupancy rate, with fluctuations being consistent with the normal course of business, and we have, in some instances, been able to increase their rental rates.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth the unaudited results of our operations for the three months ended June 30, 2012 and 2011 (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2012	2011	Dollars	Percent
Revenues:
Rental income	$2,758	$1,967	$791	40%
Expenses:
Rental operating	1,481	919	562	61%
Management fees – related party	217	169	48	28%
General and administrative	174	101	73	72%
Depreciation and amortization	846	526	320	61%
Total expenses	2,718	1,715	1,003	58%
Income before other expenses	40	252	(212)	(83)%
Other expenses:
Interest expense, net	(645)	(543)	(102)	(19)%
Casualty loss	−	(42)	42	100%
Loss on disposal of fixed assets	−	(3)	3	100%
Net loss	$(605)	$(336)	$(269)	(80)%

Weighted average number of limited partner units outstanding	3,270	3,270
Net loss per weighted average limited partner unit	$(0.19)	$(0.10)

Revenues

We attribute the $791,000 increase in revenues principally to the stabilization of the average occupancy rate at the Properties and the increase in the average effective rent per square foot at the Properties as a result of the occupancy rate stabilization along with the revenue recognized of $630,000 at the newly-acquired Woodland Village property during the current quarter.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

Expenses

We attribute the $1.0 million increase in expenses to the following:

●
a $562,000 increase in operating expenses due primarily to $390,000 of operating expenses incurred on the newly acquired Woodland Village along with increases of $49,000 in insurance expenses as a result of loss experience, and $55,000 in real estate tax expenses;

●	a $73,000 increase in general and administrative expenses due to the general and administrative expenses of Woodland Village; and

●	a $320,000 increase in depreciation and amortization due to the impact of recent capital expenditures, including the purchase of Woodland Village identifiable intangible assets.

Other expenses

We attribute the $102,000 increase in other expenses primarily to the $97,000 of additional interest expense related to the debt incurred in conjunction with the acquisition of the Woodland Village property.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth the unaudited results of our operations for the six months ended June 30, 2012 and 2011 (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2012	2011	Dollars	Percent
Revenues:
Rental income	$4,942	$3,852	$1,090	28%
Expenses:
Rental operating	2,483	1,807	676	37%
Management fees – related party	394	335	59	18%
General and administrative	651	204	447	219%
Depreciation and amortization	1,490	1,048	442	42%
Total expenses	5,018	3,394	1,624	48%
(Loss) income before other expenses	(76)	458	(534)	(117)%
Other expenses:
Interest expense, net	(1,214)	(1,082)	(132)	(12)%
Casualty loss	−	(42)	42	100%
Loss on disposal of fixed assets	−	(4)	4	100%
Net loss	$(1,290)	$(670)	$(620)	(93)%

Weighted average number of limited partner units outstanding	3,270	3,270
Net loss per weighted average limited partner unit	$(0.39)	$(0.20)

Revenues

We attribute the $1.1 million increase in revenues principally to the stabilization of the average occupancy rate at the Properties and the increase in the average effective rent per square foot at the Properties as a result of the occupancy rate stabilization along with the revenue recognized of $768,000 at the newly-acquired Woodland Village property during the four months in the period that we owned it.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

Expenses

We attribute the $1.6 million increase in expenses to the following:

●
a $676,000 increase in operating expenses due primarily to $449,000 of operating expenses incurred on the newly acquired Woodland Village along with increases of $68,000 in insurance expenses and $63,000 in real estate tax expenses;

●	a $447,000 increase in general and administrative expenses due primarily to transaction costs associated with the purchase of Woodland Village; and

●	a $442,000 increase in depreciation and amortization due to the impact of recent capital expenditures, including the purchase of Woodland Village identifiable intangible assets.

Other expenses

We attribute the $132,000 increase in other expenses primarily to the $122,000 of additional interest expense related to the debt incurred in conjunction with the acquisition of the Woodland Village property.

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Provided by operating activities (1)	$893	$517
Used in investing activities	(3,205)	(292)
Used in financing activities	(1,314)	(1,017)
Net decrease in cash	$(3,626)	$(792)

(1)	Including changes in operating assets and liabilities.

Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, to control property operating expenses and, with respect to capital expenditures, the use of cash reserves established when the properties were purchased.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located, such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.

During the six months ended June 30, 2012, we incurred net losses; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net loss for the six months ended June 30, 2012 and 2011 of $1.3 million and $670,000, respectively, included $1.5 million and $1.0 million, respectively, of depreciation and amortization expense.  Our operations generated $292,000 and $511,000, respectively, of positive adjusted cash flow from operations for the six months ended June 30, 2012 and 2011, respectively.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in operating assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “Results of Operations,” we anticipate that we will generate positive adjusted cash flow from operations for the twelve months ending December 31, 2012.

The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, a non-GAAP measure, as described in the paragraph above (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$1,295	$517
Net changes in operating assets and liabilities	(1,003)	(6)
Adjusted cash flow from operations (non-GAAP)	$292	$511

Under our capital improvements program, we expect to spend approximately $7.6 million in the next five years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.

The following table sets forth the capital expenditures incurred during the six months ended June 30, 2012 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$60	$771
Bent Oaks	31	1,063
Cape Cod	95	1,237
Woodhollow	52	1,002
Hills	270	1,486
Village	225	2,076
Total	$733	$7,635

Although our capital expenditures were nominal ($733,000) during the six months ended June 30, 2012, we have planned a series of major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring the interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.  Pending future reviews of our capital projects program, we intend to use the reserves not needed for the program to fund debt service requirements, which began in early 2011, and are approximately $501,000 for the next 12 months.

In connection with the acquisitions of our Properties, we incurred $50.8 million of mortgage financing.  For information regarding mortgage financing with respect to each Property, see Note 5 of the notes to our consolidated financial statements.

During the six months ended June 30, 2012, we acquired Woodland Village Apartments for $11.5 million.  In connection with this purchase, we obtained a $9.6 million first mortgage.  The property, located in Columbia, South Carolina, is a 308-unit multifamily rental property.  Although the acquisition has reduced our liquidity by approximately $3.1 million and thereby reduced the amount available for our capital improvements program, we believe that we have retained sufficient liquidity to fund that program in the future and, that the acquisition should increase our cash flow from operations going forward.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of June 30, 2012, a total of 5,000 units have been redeemed, although no units were redeemed in the quarter then ended.

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

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

Recent Accounting Standards

Newly-Adopted Accounting Principles

The adoption of the following standards did not have a material impact on our consolidated financial position, results of operations or cash flows:

Fair Value Measurements.  In May 2011, the FASB amended the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for us beginning January 1, 2012.

Comprehensive Income (Loss).  In June 2011, the FASB eliminated the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The accounting standard now requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).  This guidance became effective for us beginning January 1, 2012.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our second quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1a
Purchase and Sale Agreement (Woodland Village Apartments), dated December 21, 2011, by and between Gulfstream I, LLC, Gulfstream II, LLC, Gulfstream III, LLC and Gulfstream IV, LLC collectively as Seller and Resource Capital Partners, Inc. and RRE Woodland Village Holdings, LLC as Seller, Purchaser and Assignee, collectively as Parties. (2)

2.1b
Assignment of Purchase and Sale Agreement, dated March 2012, by and between Gulfstream I, LLC, Gulfstream II, LLC, Gulfstream III, LLC and Gulfstream IV, LLC collectively as Seller and Resource Capital Partners, Inc. as Purchaser. (2)

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

101.1
The following information from the Partnership's quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; (iv) Consolidated Statements of Cash Flows.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to the Partnership’s Form 10-Q for the quarter ended March 31, 2012 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

August 10, 2012	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

August 10, 2012	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)