Form 10-Q
period 2012-09-30
Resource Real Estate Investors 7, L.P.
filed 2012-11-13
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, there were a total of 3,269,655 limited partner units outstanding.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Rental property, at cost:
Land	$9,972	$7,717
Buildings and improvements	57,903	48,233
Personal property	1,675	1,314
Construction-in-progress	176	347
Identifiable intangible assets	558	−
	70,284	57,611
Accumulated depreciation and amortization	(10,209)	(7,863)
	60,075	49,748

Cash	5,505	9,764
Restricted cash	1,612	945
Tenant receivables, net	16	11
Prepaid expenses and other assets	390	312
Deferred financing costs, net	895	786
Total assets	$68,493	$61,566

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$49,996	$40,777
Accounts payable and accrued expenses	1,218	897
Accrued interest	196	174
Payables to related parties	1,229	984
Prepaid rent	83	122
Security deposits	262	173
Total liabilities	52,984	43,127

Partners’ capital	15,509	18,439

Total liabilities and partners’ capital	$68,493	$61,566

The accompanying notes are an integral part of these consolidated financial statements
.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$2,807	$2,020	$7,749	$5,872

Expenses:
Rental operating	1,398	942	3,881	2,748
Management fees – related parties	219	173	613	508
General and administrative	92	79	743	283
Depreciation and amortization	857	535	2,347	1,583
Total expenses	2,566	1,729	7,584	5,122
Income before other expenses	241	291	165	750

Other expenses:
Interest expense, net	(652)	(548)	(1,866)	(1,631)
Casualty loss	−	(2)	−	(45)
Loss on disposal of fixed assets	(1)	(1)	(1)	(4)
Net loss	$(412)	$(260)	$(1,702)	$(930)

Comprehensive loss	$(412)	$(260)	$(1,702)	$(930)

Weighted average number of limited partner units outstanding	3,270	3,270	3,270	3,270

Net loss per weighted average limited partner unit	$(0.13)	$(0.08)	$(0.52)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2012	$1	3,269,655	$18,438	$18,439
Distributions	−	−	(1,228)	(1,228)
Net loss	−	−	(1,702)	(1,702)
Balance at September 30, 2012	$1	3,269,655	$15,508	$15,509

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,702)	$(930)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,347	1,583
Amortization of deferred financing costs	145	130
Casualty loss	−	45
Loss on disposal of fixed assets	1	4
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(78)	79
Tenant receivables, net	(6)	(26)
Prepaid expense and other assets	(57)	(150)
Accounts payable and accrued expenses	320	58
Accrued interest	23	(7)
Payables to related parties	245	109
Prepaid rent	(43)	14
Security deposits	34	2
Net cash provided by operating activities	1,229	911

Cash flows from investing activities:
Capital expenditures	(1,173)	(537)
Purchase of Woodland Village	(2,472)	−
Net cash used in investing activities	(3,645)	(537)

Cash flows from financing activities:
Distributions to limited partners	(1,228)	(1,228)
Principal payments on mortgage notes payable	(361)	(315)
Payment of deferred financing costs	(254)	−
Net cash used in financing activities	(1,843)	(1,543)

Net decrease in cash	(4,259)	(1,169)
Cash at beginning of period	9,764	11,350
Cash at end of period	$5,505	$10,181

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

    Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential properties located in Georgia, Maine, South Carolina and Texas (referred to as the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership has no such investments as of September 30, 2012.  R-7 was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.5% limited partnership interest in the Partnership at both September 30, 2012 and December 31, 2011.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2012 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the nine months ended September 30, 2012 may not necessarily be indicative of the results of operations for the full year ending December 31, 2012.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:

Subsidiaries	Number of Units	Location
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”)	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”)	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”)	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Woodland Hills Apartments (“Hills”)	228	Decatur, GA
RRE Woodland Village Holdings, LLC, or Woodland Village Apartments (“Village”)	308	Columbia, SC
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

Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2012 and 2011, the Partnership paid $1.7 million and $1.5 million, respectively, in cash for interest for real estate acquired with mortgages.

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $94,000 and $87,000 for the nine months ended September 30, 2012 and 2011, respectively.

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
SEPTEMBER 30, 2012
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

The future minimum rental payments to be received from noncancelable operating leases are approximately $5.8 million and $9,000 for the twelve months ending September 30, 2013 and 2014, respectively, and none thereafter.

Long-Lived Assets

      The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no impairment loss recorded for either of the nine month periods ended September 30, 2012 or September 30, 2011.

Rental Properties

Rental properties are carried at cost, net of accumulated depreciation.  Buildings and improvements and personal property are depreciated for financial reporting purposes on the straight-line method over their estimated useful lives.  The value of in-place leases is amortized over twelve months on a straight line basis.  For income tax reporting purposes, the Partnership uses the Modified Accelerated Cost Recovery System.  Useful lives used for calculating depreciation for financial reporting purposes are as follows:

Buildings and improvements	5 - 27.5 years
Personal property	3 - 15 years

Tenant Receivables

      Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership and the condition of the general economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At September 30, 2012 and December 31, 2011, there was $0 and $7, respectively, in the allowance for uncollectible receivables.

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
SEPTEMBER 30, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Issued Financial Accounting Standards

      Newly-Adopted Accounting Principles

      The adoption of the following standards did not have a material impact on the Partnership’s consolidated financial position, results of operations or cash flows:

      Fair Value Measurements.  In May 2011, the FASB amended the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the equirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for the Partnership beginning January 1, 2012.

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

NOTE 3 − RESTRICTED CASH

      Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	September 30,	December 31,
	2012	2011
Real estate taxes	$671	$588
Insurance	102	74
Capital improvements	839	283
	$1,612	$945

NOTE 4 – DEFERRED FINANCING COSTS

      Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of September 30, 2012 and December 31, 2011 was approximately $706,000 and $561,000, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next five years ending September 30, and thereafter, is as follows (in thousands):

2013	$209
2014	208
2015	181
2016	99
2017	82
Thereafter	116
$895

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

NOTE 5 – MORTGAGE NOTES PAYABLE

      The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	September 30, 2012	December 31, 2011	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2015	4.92%		$37	(1)
Tamarlane	970	981	05/01/2015	6.12%		$6	(2)
Bent Oaks	6,001	6,055	01/01/2019 (7)	5.99%	(7)	$37	(3)
Cape Cod	6,237	6,294	01/01/2019 (7)	5.91%	(7)	$38	(4)
Woodhollow	5,142	5,186	01/01/2019 (7)	6.14%	(7)	$32	(5)
Hills	13,160	13,355	01/01/2016	3.50%	(6)	$61	(6)
Village	9,580	−	04/01/2019	3.76%	(8)	$31	(8)
Total	$49,996	$40,777

(1)	Interest only through the date of maturity, at which time the principal is due.
(2)	Principal and interest.
(3)	Monthly payment including principal and interest totals $36,653, effective since February 1, 2011.
(4)	Monthly payment including principal and interest totals $37,776, effective since February 1, 2011.
(5)	Monthly payment including principal and interest totals $31,890, effective since February 1, 2011.
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

      Annual principal payments on the mortgage notes payable for each of the next five years ending September 30, and thereafter, are as follows (in thousands):

2013	$513
2014	608
2015	1,661
2016	21,657
2017	472
Thereafter	25,085
$49,996

The mortgage notes payable are with recourse only to the Properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the GP has guaranteed by executing a guarantee with respect to each property.  These exceptions are referred to as “carveouts”.  In general, carveouts relate to damages suffered by the lender for a subsidiary’s failure to pay rents, insurance or condemnation proceeds to the lender, to pay water, sewer and other public assessments or charges, to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the GP to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the subsidiary voluntarily files for bankruptcy or seeks reorganization, or if a related party of the subsidiary does so with respect to the subsidiary.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.

      RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of September 30, 2012 and December 31, 2011 investment management fees due to RCP totaled $1.1 million and $894,000, respectively.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to be the manager of the Partnership’s properties.  As of September 30, 2012 and December 31, 2011 property management fees due totaled $78,000 and $78,000, respectively.

RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties, which are repaid within a few days.  As of September 30, 2012 and December 31, 2011 advances due totaled $22,000 and $15,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
RCP:
Investment management fees (1)	$81	$72	$235	$215
RREML:
Property management fees (2)	$138	$101	$378	$293

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
SEPTEMBER 30, 2012
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

      The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.

The carrying and fair values of the Partnership’s financial instruments were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Tamarlane	$9,876	$10,196	$9,887	$10,142
Bent Oaks	6,001	6,774	6,055	6,746
Cape Cod	6,237	7,012	6,294	6,981
Woodhollow	5,142	5,812	5,186	5,792
Hills	13,160	13,008	13,355	13,005
Village	9,580	9,638	(a)	(a)
Total mortgage notes payable	$49,996	$52,440	$40,777	$42,666

(a)	Village was not acquired until March 7, 2012.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
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

      During the nine months ended September 30, 2012, the Partnership acquired a 100% interest in Woodland Village, a multifamily residential apartment complex in Columbia, SC, which was accounted for using the purchase method of accounting.  The following table presents the purchase price allocation to the assets and liabilities assumed, based on the fair values at the date of acquisition (in thousands):

Date acquired	March 7, 2012

Land	$2,255
Buildings	8,687
Identifiable intangible assets	558

Note payable – mortgage	(9,580)
Escrowed funds and advances	589
Other assets and liabilities assumed, net	(37)
Cash paid for property acquisition	$2,472

NOTE 9 – IDENTIFIABLE INTANGIBLE ASSETS

      Identifiable intangible assets consisted of acquired in-place leases totaling $558,000 and $0 as of September 30, 2012 and December 31, 2011, respectively, net of accumulated amortization of $488,000 and $0.  The weighted-average remaining life of the leases was one month as of September 30, 2012.  Expected remaining amortization for the leases will be $70,000 through the year ending December 31, 2012 and none thereafter.

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

Overview

      We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine, South Carolina and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of September 30, 2012, we did not own any Real Estate Debt Investments.  If we were to acquire mortgages or other Real Estate Debt Investments in the future, these investments will be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.

      As of September 30, 2012, we own six multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiaries	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
RRE Woodland Village Holdings, LLC, or Village	03/07/12	77%	308	Columbia, SC
			1,117

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Apartment Complex	2012	2011	2012	2011	2012	2011
Tamarlane	96.8%	97.4%	$1.24	$1.21	39%	38%
Bent Oaks	94.7%	97.5%	$1.06	$1.01	61%	58%
Cape Cod	95.4%	95.9%	$0.92	$0.85	54%	55%
Woodhollow	95.4%	96.0%	$0.95	$0.90	61%	65%
Hills	97.1%	97.4%	$0.72	$0.68	47%	47%
Village (4)	94.0%	N/A	$0.52	N/A	63%	N/A

(Back to Index)

	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Apartment Complex	2012	2011	2012	2011	2012	2011
Tamarlane	95.9%	96.8%	$1.20	$1.16	43%	42%
Bent Oaks	94.7%	96.2%	$1.03	$0.97	64%	59%
Cape Cod	95.7%	95.8%	$0.91	$0.83	55%	56%
Woodhollow	93.1%	95.5%	$0.92	$0.83	60%	63%
Hills	96.7%	95.8%	$0.70	$0.66	51%	49%
Village (4)	92.3%	N/A	$0.47	N/A	67%	N/A

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.
(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.
(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees and transaction expenses, as a percentage of rental income, excluding any adjustment for concessions.

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

With the exception of one mortgage note, our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained relatively stable during the period of our ownership of the Properties.  Based upon current economic conditions and their effect on interest rates, and because our existing financing extends through periods ranging from 2015 to 2019, we expect that our financing costs will remain relatively stable during substantially all of the expected terms of these notes.  However, should interest rates change materially, the interest component of our variable rate financing, which is based upon the one-month London Interbank Offered Rate plus 323 basis points, and is capped at 7%, could change.

(Back to Index)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the unaudited results of our operations for the three months ended September 30, 2012 and 2011 (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2012	2011	Dollars	Percent
Revenues:
Rental income	$2,807	$2,020	$787	39%
Expenses:
Rental operating	1,398	942	456	48%
Management fees – related party	219	173	46	27%
General and administrative	92	79	13	16%
Depreciation and amortization	857	535	322	60%
Total expenses	2,566	1,729	837	48%
Income before other expenses	241	291	(50)	(17%)
Other expenses:
Interest expense, net	(652)	(548)	(104)	(19%)
Casualty loss	−	(2)	2	100%
Loss on disposal of fixed assets	(1)	(1)	−	0%
Net loss	$(412)	$(260)	$(152)	(58%)

Weighted average number of limited partner units outstanding	3,270	3,270
Net loss per weighted average limited partner unit	$(0.13)	$(0.08)

Revenues

We attribute the $787,000 increase in revenues principally to the increase in the average effective rent per square foot at the Properties and the stabilization of the average occupancy rate at the Properties along with the revenue recognized of $663,000 at the newly-acquired Woodland Village property during the current quarter.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

Expenses

We attribute the $837,000 increase in expenses to the following:

●
a $456,000 increase in operating expenses due primarily to $405,000 of operating expenses incurred on the newly acquired Woodland Village along with increases of $15,000 in insurance expenses as a result of loss experience, and $39,000 in real estate tax expenses;

●
a $46,000 increase in management fees due mainly to $33,000 of management fees for Woodland Village along with an increase in rental income as a result of an increase in average effective rent per square foot at the Properties;

●	a $13,000 increase in general and administrative expenses due to the general and administrative expenses of Woodland Village; and

●	a $322,000 increase in depreciation and amortization due to the impact of recent capital expenditures, including the purchase of Woodland Village identifiable intangible assets.

Other expenses

We attribute the $102,000 increase in other expenses primarily to the $101,000 of additional interest expense related to the debt incurred in conjunction with the acquisition of the Woodland Village property.

(Back to Index)

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth the unaudited results of our operations for the nine months ended September 30, 2012 and 2011 (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2012	2011	Dollars	Percent
Revenues:
Rental income	$7,749	$5,872	$1,877	32%
Expenses:
Rental operating	3,881	2,748	1,133	41%
Management fees – related party	613	508	105	21%
General and administrative	743	283	460	163%
Depreciation and amortization	2,347	1,583	764	48%
Total expenses	7,584	5,122	2,462	48%
Income before other expenses	165	750	(585)	(78%)
Other expenses:
Interest expense, net	(1,866)	(1,631)	(235)	(14%)
Casualty loss	−	(45)	45	100%
Loss on disposal of fixed assets	(1)	(4)	3	75%
Net loss	$(1,702)	$(930)	$(772)	(83%)

Weighted average number of limited partner units outstanding	3,270	3,270
Net loss per weighted average limited partner unit	$(0.52)	$(0.28)

Revenues

We attribute the $1.9 million increase in revenues principally to the increase in the average effective rent per square foot at the Properties and the stabilization of the average occupancy rate at the Properties along with the revenue recognized of $1.4 million at the newly-acquired Woodland Village property during the seven months in the period that we have owned it.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

Expenses

We attribute the $2.5 million increase in expenses to the following:

●
a $1.1 increase in operating expenses due primarily to $854,000 of operating expenses incurred on the newly acquired Woodland Village along with increases of $83,000 in insurance expenses and $103,000 in real estate tax expenses;

●
a $105,000 increase in management fees due mainly to $70,000 of management fees for Woodland Village along with an increase in rental income as a result of an increase in average effective rent per square foot at the Properties;

●	a $460,000 increase in general and administrative expenses due primarily to transaction costs associated with the purchase of Woodland Village; and

●	a $764,00 increase in depreciation and amortization due to the impact of recent capital expenditures, including the purchase of Woodland Village identifiable intangible assets.

Other expenses

We attribute the $187,000 increase in other expenses primarily to the $224,000 of additional interest expense related to the debt incurred in conjunction with the acquisition of the Woodland Village property.

(Back to Index)

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Provided by operating activities (1)	$1,229	$911
Used in investing activities	(3,645)	(537)
Used in financing activities	(1,843)	(1,543)
Net decrease in cash	$(4,259)	$(1,169)

(1)	Including changes in operating assets and liabilities.

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

      During the nine months ended September 30, 2012, we incurred a net loss; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net loss for the nine months ended September 30, 2012 and 2011 of $1.7 million and $930,000, respectively, included $2.3 million and $1.6 million, respectively, of depreciation and amortization expense.  Excluding these non-cash expenses our operations generated $791,000 and $832,000, respectively, of positive adjusted cash flow from operations for the nine months ended September 30, 2012 and 2011, respectively.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in operating assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “Results of Operations,” we anticipate that we will generate positive adjusted cash flow from operations for the twelve months ending December 31, 2012.

The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, a non-GAAP measure, as described in the paragraph above (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$1,229	$911
Net changes in operating assets and liabilities	(438)	(79)
Adjusted cash flow from operations (non-GAAP)	$791	$832

Under our capital improvements program, we expect to spend approximately $7.3 million in the next five years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.

(Back to Index)

      The following table sets forth the capital expenditures incurred during the nine months ended September 30, 2012 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$94	$722
Bent Oaks	70	1,023
Cape Cod	117	1,216
Woodhollow	68	990
Hills	344	1,433
Village	480	1,873
Total	$1,173	$7,257

      Although our capital expenditures were $1.2 million during the nine months ended September 30, 2012, we have planned a series of major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring the interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.  Pending future reviews of our capital projects program, we intend to use the reserves not needed for the program to fund debt service requirements, which began in early 2011, and are approximately $513,000 for the next 12 months.

      In connection with the acquisitions of our Properties, we incurred $50.8 million of mortgage financing.  For information regarding mortgage financing with respect to each Property, see Note 5 of the notes to our consolidated financial statements.

      During the nine months ended September 30, 2012, we acquired Woodland Village Apartments for $11.5 million.  In connection with this purchase, we obtained a $9.6 million first mortgage.  The property, located in Columbia, South Carolina, is a 308-unit multifamily rental property.  Although the acquisition has reduced our liquidity by approximately $3.1 million and thereby reduced the amount available for our capital improvements program, we believe that we have retained sufficient liquidity to fund that program in the future and that the acquisition should increase our cash flow from operations going forward.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of September 30, 2012, a total of 5,000 units have been redeemed, although no units were redeemed in the quarter then ended.

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

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our third quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.1
The following information from the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

November 13, 2012	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

November 13, 2012	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)