Form 10-K
period 2012-12-31
Resource Real Estate Investors 7, L.P.
filed 2013-04-01
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations for our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

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

General

Resource Real Estate Investors 7, L.P., is a Delaware limited partnership which was formed on March 28, 2008 and commenced operations on June 16, 2008.  We own in fee, operate and invest in multifamily residential rental properties, which we refer to as the Properties, located in Georgia, Maine, South Carolina and Texas.  Historically, we also invested in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property, or Real Estate Debt Investment.  We currently do not own any interests in Real Estate Debt Investments.

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

Our Management

As we do not have any officers, directors or employees, we rely solely on the officers and employees of our General Partner and its affiliates for the management of our Real Estate Investments.  Our General Partner and its affiliates, Resource Real Estate Management, LLC and Resource Real Estate, Inc., also conduct business activities of their own in which we have no economic interest.  Employees of our General Partner and its affiliates who provide us with services are not required to work full-time on our affairs.  These employees devote significant time to the affairs of our General Partner and its affiliates and are compensated by our General Partner and its affiliates for the services rendered to them.  There may be significant conflicts between us and our General Partner and its affiliates regarding the availability of those employees to manage us and our Real Estate Investments.

Real Estate Manager

Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of our General Partner, manages or supervises the management of our Real Estate Investments under a real estate management agreement with us or our subsidiary holding legal title to a particular Real Estate Investment.  Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs.  In October of 2007, Resource Real Estate Management, Inc., d/b/a Resource Residential, a wholly owned subsidiary of Resource America, was formed to manage residential real estate investments for Resource Real Estate Management.  For a discussion of the management fees payable under these arrangements, see Item 13.

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

Available Information

We file annual, quarterly and current reports with the Sec.  The public may read and copy any materials we file with the SEC at the SEC's  Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The internet address of the SEC site is http://www.sec.gov.

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

Our limited partner units are not publicly traded.  There is no market for our limited partner units and it is unlikely that any will develop.  The following table shows the number of equity security holders:

	As of December 31,
Title of Class	2012	2011
Limited Partner units	3,269,655	3,269,655
Number of Limited Partners	588	588

As of the date of this report, 3,269,655 limited partnership units are outstanding.  We pay distributions monthly.  No distributions were paid to the General Partner for either 2012 or 2011, except for distributions on the limited partner units its owns.  Total distributions to limited partners were $1.6 million in each of those years.  The following table details these distributions by month:

	2012		2011
	Distributions	Per Unit	Distributions	Per Unit
January	$136,494	$0.042	$136,414	$0.042
February	136,494	0.042	136,414	0.042
March	136,494	0.042	136,415	0.042
April	136,494	0.042	136,415	0.042
May	136,494	0.042	136,415	0.042
June	136,494	0.042	136,415	0.042
July	136,494	0.042	136,415	0.042
August	136,494	0.042	136,415	0.042
September	136,494	0.042	136,415	0.042
October	136,494	0.042	136,415	0.042
November	136,494	0.042	136,415	0.042
December	136,494	0.042	136,415	0.042
Total distributions for the year	$1,637,928	$0.504	$1,636,978	$0.504

We do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected.  See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

    We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine, South Carolina and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of December 31, 2012, we did not own any Real Estate Debt Investments.

As of December 31, 2012, we own six multifamily residential rental Properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/08	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/08	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/08	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/08	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/08	65%	228	Decatur, GA
RRE Woodland Village Holdings, LLC, or Village	03/07/12	77%	308	Columbia, SC
			1,117

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental Properties:

Property	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Tamarlane	96.4%	96.2%	$1.21	$1.17	38%	41%
Bent Oaks	95.7%	96.7%	$1.05	$0.98	55%	57%
Cape Cod	95.9%	95.9%	$0.92	$0.84	52%	57%
Woodhollow	94.4%	96.4%	$0.93	$0.90	60%	63%
Hills	95.8%	95.8%	$0.69	$0.66	48%	47%
Village	93.6%	N/A (4)	$0.51	N/A (4)	63%	N/A (4)

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.
(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.
(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees and transaction expenses, as a percentage of rental income, excluding any adjustment for concessions.

(4)	Due to our purchase of Village on March 7, 2012, this information was not available for the prior year period presented.

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also may, in the future, generate funds from the sale or refinancing of our Properties.  Because we acquired our Properties in 2008 and 2012, we do not expect that we will sell or refinance our Properties during the next year.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit our ability to make distributions to our limited partners.

Our operating results and cash flows from our Properties are affected by four principal factors:

●	occupancy and rental rates,

●	property operating expenses,

●	interest rates on the related financing, and

●	capital expenditures.

The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs, our Properties have reached a stable average occupancy rate, with fluctuations being consistent with the normal course of business, and we have, in some instances, been able to increase their rental rates.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2012	2011	Dollars	Percent
Revenues:
Rental income	$10,525	$7,901	$2,624	33%

Expenses:
Rental operating	5,253	3,647	1,606	44%
Management fees – related parties	839	682	157	23%
General and administrative	876	356	520	146%
Depreciation and amortization	3,076	2,124	952	45%
Total expenses	10,044	6,809	3,235	48%
Income before other expenses	481	1,092	(611)	(56)%

Other expenses:
Interest expense, net	(2,516)	(2,182)	(334)	(15)%
Casualty loss	−	(45)	45	100%
Loss on partial sale of land	(198)	−	(198)	100%
Loss on disposition of fixed assets	(1)	(4)	3	75%
Net loss	$(2,234)	$(1,139)	$(1,095)	(96)%
Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.68)	$(0.35)

Revenues

We attribute the $2.6 million increase in revenues principally to $2.1 million in revenues from the Village property for the ten months of the year since we acquired it, as well as the increase in the average effective rent per square foot at the Properties and the stabilization of the average occupancy rates at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

Expenses

We attribute the $3.2 million increase in expenses principally to:

●
a $1.6 million increase in operating expenses due primarily to $1.2 million of operating expenses incurred on the Village along with increases of $91,000 in insurance expense and $140,000 in real estate tax expense;

●
a $157,000 increase in management fees due primarily to the additional $102,000 of management fees for the Village along with an increase in rental income as a result of an increase in average effective rent per square foot at the Properties;

●
a $527,000 increase in general and administrative expenses due primarily to the purchase of the Village, including a $353,000 increase in transaction costs , $58,000 increase in professional fees and a $43,000 increase in costs on Woodland Village; and

●
a $952,000 increase in depreciation and amortization due to the impact of recent capital expenditures, including $558,000 related to amortization of identifiable intangible assets and additional depreciation at the Village.

Other expenses

    We attribute the $484,000 increase in other expenses primarily to the $325,000 of additional interest expense related to the debt incurred in conjunction with the acquisition of the Village.  In addition, we incurred a $198,000 loss on of a parcel of land at Cape Cod taken by eminent domain.

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	December 31,
	2012	2011
Provided by operating activities (1)	$1,936	$1,379
Used in investing activities	(4,165)	(893)
Used in financing activities	(2,301)	(2,072)
Net decrease in cash	$(4,530)	$(1,586)

(1)	Including changes in operating assets and liabilities.

Our liquidity needs consist principally of funds used to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, to control property operating expenses and, with respect to capital expenditures, the use of cash reserves established when the Properties were purchased.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing Properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.

Under our capital improvements program, we expect to spend approximately $6.4 million in the next four years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially to, increase our rental rates and our cash flow from operating activities.

During the year ended December 31, 2012, our capital expenditures primarily included pool repairs and parking lot paving at a few of the Properties, clubhouse renovations at one property and foundation repairs at another property.  The following table sets forth the capital expenditures incurred during the year ended December 31, 2012 and estimated future capital expenditures, which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$114	$636
Bent Oaks	71	953
Cape Cod	135	1,135
Woodhollow	152	923
Hills	392	1,233
Village	787	1,567
Total	$1,651	$6,447

Our capital expenditures were $1.7 million during the year ended December 31, 2012.  We have planned a series of future major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring a previously contemplated interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.

    In connection with the acquisitions of our Properties, we incurred $50.8 million of total mortgage financing.  For information regarding mortgage financing with respect to each Property, see Note 5 of the notes to our consolidated financial statements.

    During the year ended December 31, 2012, we acquired the Village for $11.5 million.  In connection with this purchase, we obtained a $9.6 million first mortgage.  Although the acquisition has reduced our liquidity by approximately $3.1 million and thereby reduced the amount available for our capital improvements program, we believe that we have retained sufficient liquidity to fund that program in the future and that the acquisition should increase our cash flow from operations going forward.

This purchase completes our asset acquisition plans.  The remaining offering proceeds have been reserved for estimated future capital expenditures as noted above.

Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  For a discussion of redemptions, see Item 1 “Business – Redemptions of Units.”  Through December 31, 2012, a total of 5,000 units have been redeemed at an average redemption price of $9.34 for an aggregate redemption cost of $46,710.  No units were redeemed during the year ended December 31, 2012.

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

Property Acquisitions. We allocated the purchase price of acquired properties to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their relative fair values.  The value of in-place leases is amortized over the average remaining term of the respective lease on a straight line basis.

Impairment.  We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified.  If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value.  We have not recognized any impairments of our Properties for the years ended December 31, 2012 and 2011.

Revenue Recognition.  We derive our revenue primarily from rental of residential housing units with lease agreement terms of generally one year or less.  We recognize rent as income on a straight-line basis over the term of the related lease.  Additionally, any incentives included in the lease are amortized on a straight-line basis over the term of the related lease.

Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

Recent Accounting Standards

Newly-Adopted Accounting Principles

The adoption of the following standards did not have a material impact on our consolidated financial position, results of operations or cash flows:

Fair Value Measurements.  In May 2011, the Financial Accounting Standards Board, or FASB, amended the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for us beginning January 1, 2012.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 7, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 7, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2012.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2.  These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Investors 7, L.P. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and comprehensive loss and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

April 1, 2013

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2012	2011
ASSETS
Rental properties, at cost:
Land	$9,737	$7,717
Buildings and improvements	56,566	46,413
Personal property	1,762	1,314
Construction-in-progress	83	347
Identifiable intangible assets	2,378	1,820
	70,526	57,611
Accumulated depreciation and amortization	(10,938)	(7,863)
	59,588	49,748

Cash	5,234	9,764
Restricted cash	1,535	945
Tenant receivables, net	4	11
Prepaid expenses and other assets	224	312
Deferred financing costs, net	843	786
Total assets	$67,428	$61,566

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$49,869	$40,777
Accounts payable and accrued expenses	1,115	897
Accrued interest	202	174
Payables to related parties	1,333	984
Prepaid rent	86	122
Security deposits	256	173
Total liabilities	52,861	43,127

Partners’ capital	14,567	18,439

Total liabilities and partners’ capital	$67,428	$61,566

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per unit data)

	For the Years Ended
	December 31,
	2012	2011
Revenues:
Rental income	$10,525	$7,901

Expenses:
Rental operating	5,253	3,647
Management fees – related parties	839	682
General and administrative	876	356
Depreciation and amortization	3,076	2,124
Total expenses	10,044	6,809
Income before other expenses	481	1,092

Other expenses:
Interest expense, net	(2,516)	(2,182)
Casualty loss	−	(45)
Loss on partial sale of land	(198)	−
Loss on disposal of fixed assets	(1)	(4)
Net loss	$(2,234)	$(1,139)

Comprehensive loss	$(2,234)	$(1,139)

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.68)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(in thousands, except units)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2011	$1	3,269,655	$21,214	$21,215
Distributions	−	−	(1,637)	(1,637)
Net loss	−	−	(1,139)	(1,139)
Balance at December 31, 2011	1	3,269,655	18,438	18,439
Distributions	−	−	(1,638)	(1,638)
Net loss	−	−	(2,234)	(2,234)
Balance at December 31, 2012	$1	3,269,655	$14,566	$14,567

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,234)	$(1,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,076	2,124
Amortization of deferred financing costs	197	174
Casualty loss	−	45
Loss on partial sale of land	198	−
Loss on disposal of fixed assets	1	4
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Restricted cash	(1)	(32)
Tenant receivables, net	7	5
Insurance proceeds received	−	9
Prepaid expense and other assets	109	(190)
Accounts payable and accrued expenses	218	158
Accrued interest	28	(1)
Payables to related parties	349	186
Prepaid rent	(40)	25
Security deposits	28	11
Net cash provided by operating activities	1,936	1,379

Cash flows from investing activities:
Capital expenditures	(1,651)	(893)
Proceeds from sale of land	37	−
Purchase of the Village property	(2,551)	−
Net cash used in investing activities	(4,165)	(893)

Cash flows from financing activities:
Distributions to limited partners	(1,638)	(1,637)
Principal payments on mortgage notes payable	(488)	(435)
Deferred financing costs related to purchase of the Village property	(175)	−
Net cash used in financing activities	(2,301)	(2,072)

Net decrease in cash	(4,530)	(1,586)
Cash at beginning of year	9,764	11,350
Cash at end of year	$5,234	$9,764

Non-cash disclosures:
Interest paid	$2,328	$2,009

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Georgia, Maine, Texas and South Carolina (referred to as the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership had no such investments as of December 31, 2012 and 2011.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.5% limited partnership interest in the Partnership at both December 31, 2012 and 2011.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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
	1,117

All intercompany transactions and balances have been eliminated in consolidation.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $122,000 and $119,000 for the years ended December 31, 2012 and 2011, respectively.

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

The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2009 through 2012.

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

The future minimum rental payments to be received from noncancelable operating leases is approximately $5.0 million and $6,000 for the years ending 2013 and 2014, respectively, and none thereafter.

Long-Lived Assets

    The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  The Partnership impaired assets due to a wind storm in 2011.  Insurance proceeds covered the majority of the impairments.  As a result, there was no impairment loss recorded for either of the years ended December 31, 2012 and 2011.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Rental Properties

Rental properties are carried at cost, net of accumulated depreciation.  Buildings and improvements and personal property are depreciated for financial reporting purposes on the straight-line method over their estimated useful lives.  The value of in-place leases is amortized over the average remaining term of the respective leases on a straight-line basis.  For income tax reporting purposes, the Partnership uses the Modified Accelerated Cost Recovery System.  Useful lives used for calculating depreciation for financial reporting purposes are as follows:

Buildings and improvements	5 - 27.5 years
Personal property	3 - 15 years

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At December 31, 2012, the Partnership had $4.8 million of deposits at various banks of which $3.5 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables

Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At December 31, 2012 and 2011, there was $995 and $7, respectively, in allowances for uncollectible receivables.

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

Recent Issued Financial Accounting Standards

Newly-Adopted Accounting Principles

The adoption of the following standards did not have a material impact on the Partnership’s consolidated financial position, results of operations or cash flows:

    Fair Value Measurements.  In May 2011, the Financial Accounting Standards Board (“FASB”) amended the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for the Partnership beginning January 1, 2012.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Issued Financial Accounting Standards – (Continued)

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

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	December 31,
	2012	2011
Real estate taxes	$603	$588
Insurance	221	74
Capital improvements	711	283
Total	$1,535	$945

NOTE 4 – ACQUISITIONS

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

During the year ended December 31, 2012, the Partnership acquired the Village, a multifamily residential apartment complex in Columbia, South Carolina, which was accounted for using the purchase method of accounting.  The following table presents the purchase price allocation to the assets and liabilities assumed, based on the fair values at the date of acquisition (in thousands):

Date acquired	March 7, 2012

Land	$2,255
Buildings	8,687
Identifiable intangible assets	558

Note payable – mortgage	(9,580)
Escrowed funds and advances	589
Other assets and liabilities assumed, net	(37)
Cash paid for property acquisition	$2,472

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2012 and 2011 was $758,000 and $561,000, respectively.  Estimated amortization expense of the Properties’ existing deferred financing costs for the next five years, and thereafter, is as follows (in thousands):

2013	$206
2014	205
2015	160
2016	94
2017	82
Thereafter	96
$843

NOTE 6 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

	December 31,			Annual Interest	Average Monthly
Property	2012	2011	Maturity Date	Rate	Debt Service
Tamarlane	$8,906	$8,906	05/01/2015	4.92%	$37	(1)
Tamarlane	967	981	05/01/2015	6.12%	$6	(2)
Bent Oaks	5,982	6,055	01/01/2019 (7)	5.99% (7)	$37	(3)
Cape Cod	6,216	6,294	01/01/2019 (7)	5.91% (7)	$38	(4)
Woodhollow	5,126	5,186	01/01/2019 (7)	6.14% (7)	$32	(5)
Hills	13,092	13,355	01/01/2016	3.50% (6)	$61	(6)
Village	9,580	−	04/01/2019	3.76% (8)	$31	(8)
Total	$49,869	$40,777

(1)	Interest only through the date of maturity, at which time the principal is due.
(2)	Principal and interest.
(3)	Monthly payment including principal and interest totals $36,653, effective since February 1, 2011.
(4)	Monthly payment including principal and interest totals $37,776, effective since February 1, 2011.
(5)	Monthly payment including principal and interest totals $31,890, effective since February 1, 2011.
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

(8)	Interest only payments of approximately $31,000 through April 1, 2014. Monthly payment including principal and interest will total $44,422 effective May 1, 2014.

Annual principal payments on the mortgage notes payable for each of the next five years, and thereafter, are as follows (in thousands):

2013	$523
2014	655
2015	10,568
2016	12,682
2017	479
Thereafter	24,962
$49,869

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 6 – MORTGAGE NOTES PAYABLE – (Continued)

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

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.

    RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of December 31, 2012 and 2011, investment management fees due to RCP totaled $1.2 million and $894,000 respectively.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  As of December 31, 2012 and 2011, property management fees due totaled $81,000 and $78,000 respectively.

RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties, which are repaid within a few days.  As of December 31, 2012 and 2011, advances due totaled $38,000 and $15,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	For the Years Ended
	December 31,
	2012	2011
RCP:
Investment management fees	$321	$287

RREML:
Property management fees	$518	$395

NOTE 8–FAIR VALUE OF FINANCIAL INSTRUMENTS

In analyzing the fair value of its financial instruments disclosed or accounted for on a fair value basis, the Partnership follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Partnership determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the financial instruments.  The fair value of cash, tenant receivables, accounts payables approximate their carrying values due to their short term nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 8–FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.

The carrying and fair values of the Partnership’s financial instruments were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Tamarlane	$9,873	$10,083	$9,887	$10,142
Bent Oaks	5,982	6,596	6,055	6,746
Cape Cod	6,216	6,828	6,294	6,981
Woodhollow	5,126	5,659	5,186	5,792
Hills	13,092	12,729	13,355	13,005
Village	9,580	9,430	N/A	N/A
Total mortgage notes payable	$49,869	$51,325	$40,777	$42,666

NOTE 9 - INSURANCE CLAIM

On April 4, 2011, a wind storm damaged one unit at Hills which was covered by insurance.  The Partnership reduced the net carrying value of buildings and improvements for Hills by $54,000, and established a receivable for the expected net insurance proceeds of $12,000 (of which $9,000 was received in 2011 and $3,000 is uncollectible).  Accordingly, approximately $45,000 was recorded during 2011 as a casualty loss.

NOTE 10 – IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets consisted of acquired in-place leases totaling $2.4 million and $1.8 million as of December 31, 2012 and 2011, respectively, net of accumulated amortization of $2.4 million and $1.8 million.

NOTE 11 – SALE OF LAND

On May 1, 2012, the Partnership sold 1.4 acres of land to the City of San Antonio, Texas generating a loss of $198,000.

NOTE 12 – SUBSEQUENT EVENTS

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

Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, the General Partner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework.  Based upon this assessment, our General Partner concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

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

Directors and Executive Officers of Our General Partner

The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	42	Director
Alan F. Feldman	49	Director and Senior Vice President
David E. Bloom	48	Director and Senior Vice President
Kevin M. Finkel	41	President
Steven R. Saltzman	49	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	42	Chief Legal Officer and Secretary

Jonathan Z. Cohen, a Director since 2002.  Mr. Cohen also has served as Chairman and a Director of Resource Real Estate Management since 2005 and as Chief Executive Officer, President and a Director of Resource Capital Corp., (NYSE: RSO), a real estate investment trust managed by Resource America, since its formation in 2005.  Mr. Cohen has been President since 2003 and Chief Executive Officer since 2004 of Resource America and also has served as Chairman and a Director of Resource Financial Institutions Group, Inc., a subsidiary of Resource America, since 2005.  Mr. Cohen was Executive Vice President of Resource America from 2001 to 2003, Senior Vice President from 1999 to 2001 and Chief Operating Officer from 2002 to 2004.  Mr. Cohen has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P., a publicly registered (NYSE: APL) natural gas pipeline company since its formation in 1999, Vice Chairman of Atlas Energy, Inc. (formally Atlas America, Inc.), a publicly-traded natural gas and oil exploration and production company since 2000 and Vice Chairman of Atlas Energy Resources, a natural gas and oil exploration and production company since 2006.  Mr. Cohen was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust), or RAIT, a publicly-traded REIT (NYSE: RAS) from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006.  Among the reasons for his appointment as director, Mr. Cohen’s financial, business and real estate experience add strategic vision to our General Partner’s board.

Alan F. Feldman, a Director and Senior Vice President since 2004.  Mr. Feldman also has served as Chief Executive Officer of Resource Real Estate, a subsidiary of Resource America, since 2004, and of Resource Real Estate Opportunity REIT, a real estate investment trust managed by Resource America, since 2009, President and a Director of Resource Real Estate Management since 2005 and a Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties, a subsidiary of Resource America, from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998 Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization, where he was responsible for the firm’s 20 million square feet of managed retail properties.  From 1990 to 1992 Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.  Mr. Feldman’s extensive experience and knowledge in the real estate business is an asset to our General Partner’s board.

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

Kevin M. Finkel, President since 2006 and Senior Vice President from 2003 to 2006.  Mr. Finkel also has served as Executive Vice President since 2008 and Director of Acquisitions since 2004 of Resource Real Estate.  Mr. Finkel joined Resource America in 2002, and has been a Vice President of Resource America since 2006.  Prior to joining Resource America, Mr. Finkel was an investment banker at Barclays Capital from 1998 to 2000 and at Deutsche Bank Securities from 1994 to 1998.

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

Audit Committee Financial Expert

Neither we nor our General Partner’s Board of Directors has a standing audit committee; our General Partner’s entire Board of Directors acts as the audit committee. Our General Partner’s Board of Directors does not currently have any member who qualifies as an audit committee financial expert.  We believe that the cost related to retaining such a financial expert at this time is prohibitive for a small entity such as ours, and that it would reduce amounts otherwise distributable to our LPs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2012.

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
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officer and directors, as of April 1, 2013.  Under the terms of the Partnership Agreement, our affairs are managed by our General Partner.  We do not have any officers or directors.  This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	180,768 units	5.53%

Units of limited partnership interest	Jonathan Z. Cohen, Chairman of the Board	−	−
	Alan F. Feldman, Senior Vice President and Director	−	−
	Kevin M. Finkel, President	−	−
	Steven R. Saltzman, Vice President – Finance	−	−
	David E. Bloom, Senior Vice President and Director	−	−
	Darshan V. Patel, Chief Legal Office and Assistant Secretary	−	−
	All directors and executive officers as a group	−	−

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.
(2)	Beneficial ownership for officers and directors excludes amounts that may be attributable to them as a result of the units beneficially owned by Resource Capital Partners.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

We pay our General Partner and its affiliates the following fees for their services.

Property Management Fees

We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties.  This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties.  Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors.  If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties.  For the year ended December 31, 2012, Resource Real Estate Management earned $518,000 in real estate property management fees.

Deferral of Real Estate Management Fees

We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives.  We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment.  As of December 31, 2012, no fees had been deferred.

Investment Management Fees

We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds from the offering that have been, and continue to be, deployed in Real Estate Investments.  The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners.  Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “– Reimbursement of Administrative Expenses and Direct Costs.”  Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return.  Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return.  For the year ended December 31, 2012, our General Partner earned $321,000 in investment management fees, the payment of which was deferred under the subordination clause of the Partnership Agreement. The payment of the fees earned in the prior years have been deferred as well.

Property Financing Fee for Refinancing a Property

We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties.  This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms.  The property financing fee for refinancing will not be paid for Real Estate Debt Investments.  There were no refinancings of the Properties during the year ended December 31, 2012, accordingly, no fees were paid.

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

There were no distributions to the General Partner as of December 31, 2012 and 2011.

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

Parent Entities

See Item 1, “Business – General”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.  The aggregate fees billed by our independent auditors, Grant Thornton LLP for the periods ended December 31, 2012 and 2011 for professional services rendered were $93,000 and $92,000, respectively.

Audit-Related Fees.  We did not incur any audit related fees from Grant Thornton LLP during 2012 and 2011.

Tax Fees.  We did not incur any fees for tax services from Grant Thornton LLP during 2012 and 2011.

All Other Fees.  We did not incur any other fees from Grant Thornton LLP during 2012 and 2011.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.  As a limited partnership, we do not have an audit committee.  Our General Partner’s Board of Directors, acting as a committee of the whole, reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.           Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive loss for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Changes in Partners’ Capital for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements – December 31, 2012

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

101.1
The following information from the Partnership's annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Changes in Partners' Capital; (iv) Consolidated Statements of Cash Flows.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

April 1, 2013	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	April 1, 2013
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	April 1, 2013
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	April 1, 2013
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	April 1, 2013
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President – Finance	April 1, 2013
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

Resource Real Estate Investors 7, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2012
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	$9,873	$12,632	$1,245	$13,877	$(2,463)	1985	7/31/2008	3 - 27.5 years
Portland, ME

Residential	5,982	7,902	1,018	8,920	(1,597)	1978	12/10/2008	3- 27.5 years
Austin, TX

Residential	6,216	8,407	561	8,968	(1,543)	1985	12/10/2008	3 - 27.5 years
San Antonio, TX

Residential	5,126	6,765	804	7,569	(1,307)	1974	12/12/2008	3 - 27.5 years
Austin, TX

Residential	13,092	17,157	1,983	19,140	(3,163)	1985	12/19/2008	3 - 27.5 years
Decatur, GA

Residential	9,580	11,500	787	12,287	(865)	1970	3/7/2012	3 - 27.5 years
Columbia, SC
	$49,869	$64,363	$6,398	$70,761	$(10,938)

	2012	2011
Balance at the beginning of the period	$57,611	$56,784
Additions during period:
Improvements	1,651	893
Purchase of new asset	11,500
Deductions during period:
Disposals	(1)	(66)
Balance at the end of the period	$70,761	$57,611