Form 10-Q
period 2013-03-31
Resource Real Estate Investors 7, L.P.
filed 2013-05-10
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$8,702	$9,737
Buildings and improvements	57,741	56,566
Personal property	1,738	1,762
Construction-in-progress	−	83
Identifiable intangible assets	2,378	2,378
	70,559	70,526
Accumulated depreciation and amortization	(11,719)	(10,938)
	58,840	59,588

Cash	5,181	5,234
Restricted cash	1,355	1,535
Tenant receivables, net	6	4
Insurance receivable	35	−
Prepaid expenses and other assets	149	224
Deferred financing costs, net	791	843
Total assets	$66,357	$67,428

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$49,736	$49,869
Accounts payable and accrued expenses	873	1,115
Accrued interest	202	202
Payables to related parties	1,413	1,333
Prepaid rent	72	86
Security deposits	270	256
Total liabilities	52,566	52,861

Partners’ capital	13,791	14,567

Total liabilities and partners’ capital	$66,357	$67,428

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$2,875	$2,184

Expenses:
Rental operating	1,362	1,002
Management fees – related parties	222	177
General and administrative	102	477
Depreciation and amortization	871	644
Total expenses	2,557	2,300
Income (loss) before other expenses	318	(116)

Other expenses:
Interest expense, net	(635)	(569)
Casualty loss	(27)	−
Loss on disposal of fixed assets	(23)	−
Net loss	$(367)	$(685)

Comprehensive loss	$(367)	$(685)

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.11)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(in thousands, except units)
(unaudited)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2013	$1	3,269,655	$14,566	$14,567
Distributions	−	−	(409)	(409)
Net loss	−	−	(367)	(367)
Balance at March 31, 2013	$1	3,269,655	$13,790	$13,791

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(367)	$(685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	871	644
Amortization of deferred financing costs	52	43
Casualty loss	27	−
Loss on disposal of fixed assets	23	−
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Restricted cash	180	273
Tenant receivables, net	(2)	11
Prepaid expense and other assets	75	184
Accounts payable and accrued expenses	(245)	179
Accrued interest	−	(3)
Payables to related parties	80	81
Prepaid rent	(14)	(27)
Security deposits	14	5
Net cash provided by operating activities	694	705

Cash flows from investing activities:
Capital expenditures	(205)	(307)
Purchase of the Village property	−	(3,128)
Net cash used in investing activities	(205)	(3,435)

Cash flows from financing activities:
Distributions to limited partners	(409)	(409)
Principal payments on mortgage notes payable	(133)	(122)
Net cash used in financing activities	(542)	(531)

Net decrease in cash	(53)	(3,261)
Cash at beginning of period	5,234	9,764
Cash at end of period	$5,181	$6,503

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Georgia, Maine, Texas and South Carolina (referred to as the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership had no such investments as of March 31, 2013 and December 31, 2012.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.5% limited partnership interest in the Partnership at both March 31, 2013 and December 31, 2012.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2013 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations and comprehensive loss for the three months ended March 31, 2013 may not necessarily be indicative of the results of operations and comprehensive loss for the full year ending December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
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

 Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2013 and 2012, the Partnership paid $587,000 and $535,000, respectively, in cash for interest.

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $28,000 and $25,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The Partnership evaluates the benefits of tax positions taken or expected to be taken in its tax returns under a two-step recognition and measurement process.  Only the largest amount of benefits from the tax positions that will more likely than not be sustainable upon examination are recognized by the Partnership.  The Partnership does not have any unrecognized tax benefits, nor interest and penalties, recorded in the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Income Taxes – (Continued)

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

The future minimum rental payments to be received from noncancelable operating leases is approximately $4.9 million and $4,000 for the years ending 2014 and 2015, respectively, and none thereafter.

Long-Lived Assets

    The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  The Partnership impaired assets due to a wind storm in 2013.  Insurance proceeds covered the majority of the impairments.

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

Tenant Receivables

Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At March 31, 2013 and December 31, 2012, there was $70 and $995, respectively, in allowances for uncollectible receivables.

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
MARCH 31, 2013
(unaudited)

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	March 31,	December 31,
	2013	2012
Real estate taxes	$284	$603
Insurance	322	221
Capital improvements	749	711
Total	$1,355	$1,535

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

 During the quarter ended March 31, 2012, the Partnership acquired the Village, a multifamily residential apartment complex in Columbia, South Carolina, which was accounted for using the purchase method of accounting.  Based on an appraisal of the property, the Partnership revalued the assets and liabilities retroactive to the purchase date and recorded the adjustments in the first quarter of 2013.  The following table presents the purchase price allocation to the assets and liabilities assumed, based on the fair values at the date of acquisition (in thousands):

Date acquired	March 7, 2012

Land	$1,220
Buildings	9,722
Identifiable intangible assets	558

Note payable – mortgage	(9,580)
Escrowed funds and advances	589
Other assets and liabilities assumed, net	(37)
Cash paid for property acquisition	$2,472

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2013 and December 31, 2012 was $810,000 and $758,000, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next five years, and thereafter, is as follows (in thousands):

2014	$206
2015	205
2016	141
2017	83
2018	82
Thereafter	74
$791

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 6 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

	March 31,	December 31,		Annual Interest		Average Monthly
Property	2013	2012	Maturity Date	Rate		Debt Service
Tamarlane	$8,906	$8,906	05/01/2015	4.92%		$37	(1)
Tamarlane	963	967	05/01/2015	6.12%		$6	(2)
Bent Oaks	5,962	5,982	01/01/2019 (7)	5.99%	(7)	$37	(3)
Cape Cod	6,195	6,216	01/01/2019 (7)	5.91%	(7)	$38	(4)
Woodhollow	5,108	5,126	01/01/2019 (7)	6.14%	(7)	$32	(5)
Hills	13,022	13,092	01/01/2016	3.50%	(6)	$61	(6)
Village	9,580	9,580	04/01/2019	3.76%	(8)	$31	(8)
Total	$49,736	$49,869

(1)	Interest only through the date of maturity, at which time the principal is due.
(2)	Principal and interest.
(3)	Monthly payment including principal and interest totals $36,653, effective since February 1, 2011.
(4)	Monthly payment including principal and interest totals $37,776, effective since February 1, 2011.
(5)	Monthly payment including principal and interest totals $31,890, effective since February 1, 2011.
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

(8)	Interest only payments of approximately $31,000 through April 1, 2014. Monthly payment including principal and interest will total $44,422 effective May 1, 2014.

Annual principal payments on the mortgage notes payable for each of the next five years, and thereafter, are as follows (in thousands):

2014	$799
2015	1,164
2016	22,603
2017	747
2018	788
Thereafter	23,635
$49,736

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
MARCH 31, 2013
(unaudited)

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.

RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of March 31, 2013 and December 31, 2012, investment management fees due to RCP totaled $1.3 and $1.2 million, respectively.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  As of March 31, 2013 and December 31, 2012, property management fees due totaled $68,000 and $81,000, respectively.

RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties, which are repaid within a few days.  As of March 31, 2013 and December 31, 2012, advances due totaled $51,000 and $38,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
RCP:
Investment management fees	$79	$74
RREML:
Property management fees	$143	$103

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 8–FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.

The carrying and fair values of the Partnership’s financial instruments were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Tamarlane	$9,869	$10,056	$9,873	$10,083
Bent Oaks	5,962	6,604	5,982	6,596
Cape Cod	6,195	6,837	6,216	6,828
Woodhollow	5,108	5,664	5,126	5,659
Hills	13,022	12,675	13,092	12,729
Village	9,580	9,516	9,580	9,430
Total mortgage notes payable	$49,736	$51,352	$49,869	$51,325

NOTE 9 - INSURANCE CLAIM

On February 25, 2013, Bent Oaks suffered roof damage as the result of a windstorm.  The damage was partially covered by insurance.  The Partnership reduced the net carrying value of buildings and improvements for Bent Oaks by $60,000, and established a receivable for the expected proceeds of $35,000.  Additional non-capitalized expenses incurred in conjunction with this claim were $2,000 for the quarter ended March 31, 2013.   The Partnership recorded a loss of $27,000.

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

Overview

We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine, South Carolina and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of March 31, 2013, we did not own any Real Estate Debt Investments.  If we were to acquire mortgages or other Real Estate Debt Investments in the future, these investments will be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.

As of March 31, 2013, we own six multifamily residential rental Properties through our 100% owned subsidiaries, as follows:

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

The following table sets forth operating statistics about our multifamily residential rental properties for the three months ending March 31, 2013 and 2012:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Apartment Complex	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Tamarlane	98.0%	95.1%	$1.26	$1.17	37%	45%
Bent Oaks	98.6%	94.7%	$1.13	$1.01	51%	59%
Cape Cod	96.9%	95.8%	$0.95	$0.89	49%	58%
Woodhollow	99.1%	92.6%	$1.00	$0.90	51%	63%
Hills	94.2%	97.1%	$0.70	$0.69	44%	48%
Village	94.8%	(4)	$0.53	(4)	57%	(4)

(Back to Index)

(Back to Index)

(1)	Number of occupied units divided by total unit adjusted for any unrentable units; average calculated on a weekly basis.
(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.
(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees and transaction expenses, as a percentage of rental income, excluding any adjustment for concessions.

(4)	Due to our purchase of the Village on March 7, 2012, this information was not available for the period presented.

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

The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties have reached a stable average occupancy rate, with fluctuations being consistent with the normal course of business, and we have been able to increase their rental rates due to strong market demand.

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

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Revenues:
Rental income	$2,875	$2,184	$691	32%

Expenses:
Rental operating	1,362	1,002	360	36%
Management fees – related parties	222	177	45	25%
General and administrative	102	477	(375)	(79)%
Depreciation and amortization	871	644	227	35%
Total expenses	2,557	2,300	257	11%
Income (loss) before other expenses	318	(116)	434	374%
Other expenses:
Interest expense, net	(635)	(569)	(66)	12%
Casualty loss	(27)	−	(27)	0%
Loss on disposition of fixed assets	(23)	−	(23)	0%
Net loss	$(367)	$(685)	$318	46%

Comprehensive loss	$(367)	$(685)	$318	46%

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.11)	$(0.21)

Revenues

We attribute the $691,000 increase in revenues principally to an additional $545,000 in revenues from the Village property for three months ended March 31, 2013 when compared to a partial quarter in the prior year period.  The remainder of the increase can be attributed to increases in average effective rent per square foot at the Properties and the stabilization of the average occupancy rates at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

Expenses

We attribute the $257,000 increase in expenses principally to:

●
a $360,000 increase in operating expenses due primarily to $322,000 of additional operating expenses incurred on the Village, when compared to expenses for a partial quarter in 2012, along with increases of $8,000 in insurance expense and $19,000 in real estate tax expense across all properties;

●
a $45,000 increase in management fees due primarily to the additional $31,000 increase in fees for the Village along with an increase in rental income as a result of an increase in average effective rent per square foot at all of the Properties;

●
a $227,000 increase in depreciation and amortization due to the impact of recent capital expenditures, including a $57,000 increase on the Village when compared to expenses for a partial quarter in 2012.

Offsetting these increases in expenses is a decrease of $375,000 in general and administrative expense mostly attributed to $323,000 of transaction expense recorded in 2012 as part of the purchase of the Village.

Other expenses

We attribute the $116,000 increase in other expenses primarily to:

●	the $74,000 of additional interest expense related to the debt incurred in conjunction with the acquisition of the Village;

●	the $27,000 of expense related to a casualty loss at Bent Oaks; and

●	the $23,000 of loss related to the disposition of fixed assets.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	March 31,
	2013	2012
Provided by operating activities (1)	$694	$705
Used in investing activities	(205)	(3,435)
Used in financing activities	(542)	(531)
Net decrease in cash	$(53)	$(3,261)

(1)	Including changes in operating assets and liabilities.

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

During the three months ended March 31, 2013, we incurred a net loss; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net loss for the three months ended March 31, 2013 and 2012 of $367,000 and $685,000, respectively, included $871,000 and $644,000, respectively, of depreciation and amortization expense.  Excluding these non-cash expenses our operations generated $603,000 and $1.4 million, respectively, of positive adjusted cash flow from operations for the three months ended March 31, 2013 and 2012, respectively.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in operating assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “Results of Operations,” we anticipate that we will generate positive adjusted cash flow from operations for the twelve months ending December 31, 2013.

The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, a non-GAAP measure, as described in the paragraph above (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$694	$705
Net changes in operating assets and liabilities	(91)	703
Adjusted cash flow from operations (non-GAAP)	$603	$1,408

Under our capital improvements program, we expect to spend approximately $6.0 million in the next five years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.

(Back to Index)

(Back to Index)

  The following table sets forth the capital expenditures incurred during the quarter ended March 31, 2013 and estimated future capital expenditures, which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$6	$531
Bent Oaks	3	931
Cape Cod	22	1,095
Woodhollow	14	895
Hills	23	1,060
Village	137	1,448
Total	$205	$5,960

Our capital expenditures were $205,000 during the three months ended March 31, 2013.  We have planned a series of future major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring a previously contemplated interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.

    In connection with the acquisitions of our Properties, we incurred $50.8 million of total mortgage financing.  For information regarding mortgage financing with respect to each Property, see Note 6 of the notes to our consolidated financial statements.

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

Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.  The limited partners have not received their Preferred Return over the five years the fund has been operating and we do not anticipate they will receive the return in 2013.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of March 31, 2013, a total of 5,000 units have been redeemed, although no units were redeemed in the quarter then ended.

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

For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our first quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

May 10, 2013	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

May 10, 2013	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)