Form 10-Q
period 2013-06-30
Resource Real Estate Investors 7, L.P.
filed 2013-08-12
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART 1. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$8,702	$9,737
Buildings and improvements	57,967	56,566
Personal property	1,879	1,762
Construction-in-progress	34	83
Identifiable intangible assets	2,378	2,378
	70,960	70,526
Accumulated depreciation and amortization	(12,396)	(10,938)
	58,564	59,588

Cash	4,851	5,234
Restricted cash	1,619	1,535
Tenant receivables, net	24	4
Accounts receivable due from related parties	201	—
Accounts receivable - other	48	—
Prepaid expenses and other assets	210	224
Deferred financing costs, net	738	843
Total assets	$66,255	$67,428

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$49,611	$49,869
Accounts payable and accrued expenses	564	531
Real estate tax payable	646	584
Accrued interest	195	202
Payables to related parties	1,514	1,333
Prepaid rent	89	86
Security deposits	275	256
Total liabilities	52,894	52,861
Partners’ capital	13,361	14,567
Total liabilities and partners’ capital	$66,255	$67,428

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$2,922	$2,758	$5,796	$4,942

Expenses:
Rental operating	1,212	1,481	2,575	2,483
Management fees – related parties	226	217	448	394
General and administrative	183	174	284	651
Depreciation and amortization	681	846	1,552	1,490
Total expenses	2,302	2,718	4,859	5,018
Income (loss) before other expenses	620	40	937	(76)

Other expenses:
Interest expense, net	(640)	(645)	(1,275)	(1,214)
Casualty loss	(1)	—	(28)	—
Gain (loss) on disposal of fixed assets	1	—	(21)	—
Net loss	$(20)	$(605)	$(387)	$(1,290)

Comprehensive loss	$(20)	$(605)	$(387)	$(1,290)

Weighted average number of limited partner units outstanding	3,270	3,270	3,270	3,270

Net loss per weighted average limited partner unit	$(0.01)	$(0.19)	$(0.12)	$(0.39)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(in thousands, except units)
(unaudited)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2013	$1	3,269,655	$14,566	$14,567
Distributions	—	—	(819)	(819)
Net loss	—	—	(387)	(387)
Balance at June 30, 2013	$1	3,269,655	$13,360	$13,361

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended for June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(387)	$(1,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,552	1,490
Amortization of deferred financing costs	105	92
Casualty loss	28	—
Loss on disposal of fixed assets	21	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Restricted cash	(84)	36
Tenant receivables, net	(20)	5
Accounts Receivable - Other	(48)	—
Insurance Proceeds Received	35	—
Prepaid expense and other assets	(187)	18
Accounts payable and accrued expenses	31	227
Real estate tax payable	61	19
Accrued interest	(7)	23
Payables to related parties	181	248
Prepaid rent	3	2
Security deposits	19	23
Net cash provided by operating activities	1,303	893

Cash flows from investing activities:
Capital expenditures	(609)	(733)
Purchase of the Village property	—	(2,472)
Net cash used in investing activities	(609)	(3,205)

Cash flows from financing activities:
Distributions to limited partners	(819)	(819)
Principal payments on mortgage notes payable	(258)	(241)
Payment of deferred financing costs	—	(254)
Net cash used in financing activities	(1,077)	(1,314)

Net decrease in cash	(383)	(3,626)
Cash at beginning of period	5,234	9,764
Cash at end of period	$4,851	$6,138

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Georgia, Maine, Texas and South Carolina (referred to as the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership had no such investments as of June 30, 2013 and December 31, 2012.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.5% limited partnership interest in the Partnership at both June 30, 2013 and December 31, 2012.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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
The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2013 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations and comprehensive loss for the six months ended June 30, 2013 may not necessarily be indicative of the results of operations and comprehensive loss for the full year ending December 31, 2013.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
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
Supplemental Disclosure of Cash Flow Information
During the six months ended June 30, 2013 and 2012, the Partnership paid $1.2 million and $1.1 million, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $53,000 and $60,000 for the six months ended June 30, 2013 and 2012, respectively.
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
JUNE 30, 2013
(unaudited)

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
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned or received.
The future minimum rental payments to be received from noncancelable operating leases is approximately $5.4 million and $5,000 for the years ending June 30, 2014 and 2015, respectively, and none thereafter.
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  The Partnership impaired assets at one of the properties due to a wind storm in 2013 (see Note 8).  Insurance proceeds covered the majority of the impairments.
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
Tenant Receivables
Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At June 30, 2013 and December 31, 2012, there was $953 and $955, respectively, in allowances for uncollectible receivables.
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
JUNE 30, 2013
(unaudited)

NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	June 30, 2013	December 31, 2012
Real estate taxes	$605	$603
Insurance	191	221
Capital improvements	823	711
Total	$1,619	$1,535
NOTE 4 – DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of June 30, 2013 and December 31, 2012 was $863,000 and $758,000, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next five years ending June 30, and thereafter, is as follows (in thousands):

2014	$210
2015	198
2016	117
2017	82
2018	81
Thereafter	50
$738
NOTE 5 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	June 30, 2013	December 31, 2012	Maturity Date		Annual Interest Rate		Average Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2015		4.92%		$37	(1)
Tamarlane	959	967	05/01/2015		6.12%		$6	(2)
Bent Oaks	5,943	5,982	01/01/2019	(5)	5.99%	(5)	$37	(3)
Cape Cod	6,175	6,216	01/01/2019	(5)	5.91%	(5)	$38	(3)
Woodhollow	5,093	5,126	01/01/2019	(5)	6.14%	(5)	$32	(3)
Hills	12,955	13,092	01/01/2016		3.50%	(4)	$61	(4)
Village	9,580	9,580	04/01/2019		3.76%	(6)	$31	(6)
Total	$49,611	$49,869
____________________

(1)	Interest only through the date of maturity, at which time the principal is due.

(2)	Principal and interest.

(3)	Monthly payment includes principal and interest.

(4)
Monthly payment includes principal and interest. Interest is variable and calculated monthly based upon the one-month British Bankers Association London Interbank Offered Rate plus 323 basis points, capped at 7% for the term of the loan.

(5)
The Partnership has an option to extend the maturity date for an additional one year to January 1, 2020.  During the extension period, the interest rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

(6)	Interest only payments of approximately $31,000 through April 1, 2014. Monthly payment including principal and interest will total $44,422 effective May 1, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Annual principal payments on the mortgage notes payable for each of the next five years ending June 30, and thereafter, are as follows (in thousands):

2014	$559
2015	10,561
2016	12,822
2017	466
2018	491
Thereafter	24,712
$49,611
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
The majority of the receivables from related parties represents escrow funds held by RAI for self-insurance. The Properties are partially self-insured with respect to property and casualty. Therefore unforeseen or catastrophic losses in excess of our insured limits could have a material adverse effect on the Partnership's financial condition and operating results.
     RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of June 30, 2013 and December 31, 2012, investment management fees due to RCP totaled $1.4 million and $1.2 million, respectively.
A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  As of June 30, 2013 and December 31, 2012, property management fees due totaled $71,000 and $81,000, respectively.
RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties, which are repaid within a few days.  As of June 30, 2013 and December 31, 2012, advances due totaled $69,000 and $38,000, respectively.
The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
RCP:
Investment management fees	$80	$80	$160	$154

RREML:
Property management fees	$146	$137	$288	$240

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS
In analyzing the fair value of its financial instruments disclosed or accounted for on a fair value basis, the Partnership follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Partnership determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the financial instruments.  The fair value of cash, tenant receivables and accounts payable approximate their carrying values due to their short term nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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
The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The carrying and fair values of the Partnership’s financial instruments were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Tamarlane	$9,865	$9,992	$9,873	$10,083
Bent Oaks	5,943	6,333	5,982	6,596
Cape Cod	6,175	6,557	6,216	6,828
Woodhollow	5,093	5,431	5,126	5,659
Hills	12,955	12,563	13,092	12,729
Village	9,580	9,158	9,580	9,430
Total mortgage notes payable	$49,611	$50,034	$49,869	$51,325

NOTE 8 - INSURANCE CLAIM

On February 25, 2013, Bent Oaks suffered roof damage as the result of a windstorm.  The damage was partially covered by insurance.  The Partnership reduced the net carrying value of buildings and improvements for Bent Oaks by $60,000, and established a receivable for the expected proceeds of $35,000, which was all received during the quarter ended June 30, 2013.  Additional non-capitalized expenses incurred in conjunction with this claim were $1,000 for the quarter ended June 30, 2013 and $2,000 for the quarter ended March 31, 2013.   The Partnership recorded a loss of $28,000 for the six months ended June 30, 2013.
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

Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine, South Carolina and Texas which we refer to as our Properties.  We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of June 30, 2013, we did not own any Real Estate Debt Investments.  If we were to acquire mortgages or other Real Estate Debt Investments in the future, these investments will be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.
As of June 30, 2013, we own six multifamily residential rental Properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/2008	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/2008	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/2008	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/2008	65%	228	Decatur, GA
RRE Woodland Village Holdings, LLC, or Village	03/07/2012	77%	308	Columbia, SC
			1,117
____________________________

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Apartment Complex	2013	2012	2013	2012	2013	2012
Tamarlane	98.0%	95.9%	$1.29	$1.19	35%	44%
Bent Oaks	97.0%	94.5%	$1.14	$1.01	56%	57%
Cape Cod	95.6%	95.9%	$0.94	$0.92	53%	50%
Woodhollow	97.8%	91.4%	$1.01	$0.89	57%	62%
Hills	96.1%	95.9%	$0.72	$0.69	41%	58%
Village	93.9%	91.7%	$0.53	$0.49	55%	64%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Apartment Complex	2013	2012	2013	2012	2013	2012
Tamarlane	98.0%	95.5%	$1.27	$1.18	36.0%	43%
Bent Oaks	97.8%	94.6%	$1.13	$1.01	55.0%	56%
Cape Cod	96.2%	95.8%	$0.95	$0.90	51.0%	52%
Woodhollow	98.5%	92.0%	$1.01	$0.90	54.0%	61%
Hills	95.1%	96.5%	$0.71	$0.69	44.0%	51%
Village	94.4%	96.5%	$0.53	$0.49	56.0%	61%
___________________________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

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
The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall increase in the average occupancy rate during the six months ended June 30, 2013 of approximately 2.3%, with an average occupancy of rate of 96.7% as compared to an average occupancy rate of 94.4% during the same period of 2012. Our Properties also experienced an overall increase in the average effective rent per square foot of $0.06 during the six months ended June 30, 2013 compared to the same period in 2012.
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

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Revenues:
Rental income	$2,922	$2,758	$164	6%

Expenses:
Rental operating	1,212	1,481	(269)	(18)%
Management fees – related parties	226	217	9	4%
General and administrative	183	174	9	5%
Depreciation and amortization	681	846	(165)	(20)%
Total expenses	2,302	2,718	(416)	(15)%
Income before other expenses	620	40	580	(1,450)%

Other expenses:
Interest expense, net	(640)	(645)	5	(1)%
Casualty loss	(1)	—	(1)	—%
Gain on disposal of fixed assets	1	—	1	—%
Net loss	$(20)	$(605)	$585	97%

Comprehensive loss	$(20)	$(605)	$585	97%

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.01)	$(0.19)
Revenues
We attribute the $164,000 increase in revenues principally to increases in average effective rent per square foot at the Properties and an increase in the average occupancy rates at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.
Expenses
We attribute the $416,000 decrease in expenses principally to:

•	a $269,000 decrease in operating expenses due primarily to decreases in insurance expense across all properties due to premium refunds.

•	a $165,000decrease in depreciation and amortization due to the expiration of the acquired in place leases at Woodland Village.
Other expenses
We attribute the $5,000 decrease in other expenses to a decrease in interest expense directly attributable to principal amortization.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Revenues:
Rental income	$5,796	$4,942	$854	17%

Expenses:
Rental operating	2,575	2,483	92	4%
Management fees – related parties	448	394	54	14%
General and administrative	284	651	(367)	(56)%
Depreciation and amortization	1,552	1,490	62	4%
Total expenses	4,859	5,018	(159)	(3)%
Income (loss) before other expenses	937	(76)	1,013	1,333%

Other expenses:
Interest expense, net	(1,275)	(1,214)	(61)	5%
Casualty loss	(28)	—	(28)	—%
Loss on disposal of fixed assets	(21)	—	(21)	—%
Net loss	$(387)	$(1,290)	$903	70%

Comprehensive loss	$(387)	$(1,290)	$903	70%

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.12)	$(0.39)
Revenues
We attribute the $854,000 increase in revenues principally to an increase of $337,000 in revenues from our ownership of the Village property for the six months in 2013 as compared to four months for the prior year period.  The remainder of the increase can be attributed to increases in average effective rent per square foot at the Properties and the stabilization of the average occupancy rates at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and market demand.
Expenses
We attribute the $159,000 decrease in expenses principally to a decrease of $367,000 in general and administrative expense mostly attributed to $323,000 of acquisition expense recorded in 2012 in conjunction with the purchase of the Village.
Offsetting this decrease in expense were increases attributed principally to:

•
a $92,000increase in operating expenses due primarily to a $310,000 increase in operating expenses incurred at the Village when compared to expenses for the six months in 2013 as compared to four months for the prior year period. Offsetting this increase were decreases in insurance expense across all Properties due to premium refunds.

•
a $54,000increase in management fees due primarily to the increase in fees for the Village along with an increase in rental income as a result of an increase in average effective rent per square foot at all of the Properties.

•	a $62,000increase in depreciation and amortization due to the impact of recent capital expenditures.

(Back to Index)

(Back to Index)

Other expenses
We attribute the $110,000 increase in other expenses primarily to:

•	the $61,000 increase in interest expense attributable to the Village acquisition;

•	the $28,000of expense related to a casualty loss at Bent Oaks; and

•	the $21,000of loss related to the disposition of fixed assets.
Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Provided by operating activities (1)	$1,303	$893
Used in investing activities	(609)	(3,205)
Used in financing activities	(1,077)	(1,314)
Net decrease in cash	$(383)	$(3,626)

(1)	Includes changes in operating assets and liabilities.
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
During the six months ended June 30, 2013, we incurred a net loss; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net loss for the six months ended June 30, 2013 and 2012 of $387,000 and $1.3 million, respectively, included $1.6 million and $1.5 million, respectively, of depreciation and amortization expense.  Excluding these non-cash expenses our operations generated $1.3 million and $1.5 million, respectively, of positive adjusted cash flow from operations for the six months ended June 30, 2013 and 2012, respectively.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in operating assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “Results of Operations,” we anticipate that we will generate positive adjusted cash flow from operations for the twelve months ending 2013.
The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, a non-GAAP measure, as described in the paragraph above (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Net cash provided by operating activities	$1,303	$893
Net changes in operating assets and liabilities	(16)	601
Adjusted cash flow from operations (non-GAAP)	$1,287	$1,494
Under our capital improvements program, we expect to spend approximately $5.6 million in the next five years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.

(Back to Index)

(Back to Index)

The following table sets forth the capital expenditures incurred during the quarter ended June 30, 2013 and estimated future capital expenditures, which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$38	$507
Bent Oaks	182	770
Cape Cod	36	1,083
Woodhollow	49	860
Hills	75	1,009
Village	229	1,386
Total	$609	$5,615
Our capital expenditures were $609,000 during the six months ended June 30, 2013.  We have planned a series of future major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring a previously contemplated interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.
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
The debt service requirements for the next 12 months are $2.9 million in the aggregate.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of June 30, 2013, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although no units were redeemed in the quarter then ended.

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
Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

ITEM 3.    QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our second quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101.1
The following information from the Partnership's annual report on Form 10-K for the year ended
December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):
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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

August 12, 2013	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

August 12, 2013	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)