Form 10-K
period 2013-12-31
Resource Real Estate Investors 7, L.P.
filed 2014-03-26
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There is no public market for the Registrant' securities.
Documents Incorporated by Reference: None

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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations for our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates or the general economy;

•	decrease in tenant occupancy rates;

•	increased rates of tenant default

•	availability, terms and deployment of debt funding for any property we may acquire;

•	increase in operating expenses at our properties;

•	increase in capital expenditures to maintain or enhance our properties;

•	the timing of cash flows, if any, from our investments and payments for debt service;

•	the degree and the nature of our competition in the geographic areas in which our properties are located; and

•	availability and retention of qualified personnel to manage and operate out properties.

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

As used herein, the terms “we,” “us,” or “our” refer to Resource Real Estate Investors 7, L.P.
ITEM 1.        BUSINESS
General
Resource Real Estate Investors 7, L.P., is a Delaware limited partnership which was formed on March 28, 2008 and commenced operations on June 16, 2008. We own in fee, operate and invest in multifamily residential rental properties, which we refer to as the Properties, located in Georgia, Maine, South Carolina and Texas. We may also invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property. We currently do not own any real estate debt investments.
Our general partner, Resource Capital Partners, Inc., or the General Partner, is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs, or TICs. Our General Partner operates and manages our Properties on our behalf, and is responsible for evaluating, managing, refinancing, and selling our Properties on our behalf. Our General Partner is an indirect wholly owned subsidiary of Resource America, Inc., or Resource America, a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund and commercial finance management sectors.
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

(Back to Index)

Our Management
As we do not have any officers, directors or employees, we rely solely on the officers and employees of our General Partner and its affiliates for the management of our Properties. Our General Partner and its affiliates, Resource Real Estate Management, LLC and Resource Real Estate, Inc., also conduct business activities of their own in which we have no economic interest. Employees of our General Partner and its affiliates who provide us with services are not required to work full-time on our affairs. These employees devote significant time to the affairs of our General Partner and its affiliates and are compensated by our General Partner and its affiliates for the services rendered to them. There may be significant conflicts between us and our General Partner and its affiliates regarding the availability of those employees to manage us and our Properties.
Real Estate Manager
Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of our General Partner, manages or supervises the management of our Properties under a real estate management agreement with us or our subsidiary holding legal title to a particular Real Estate Investment. Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs. In October 2007, Resource Real Estate Management, Inc., d/b/a Resource Residential, a wholly owned subsidiary of Resource America, was formed to manage residential real estate investments for Resource Real Estate Management. For a discussion of the management fees payable under these arrangements, see Item 13.
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

•
first, 100% to the limited partners until they have each received distributions from us, including distributions of distributable cash from capital transactions, equal to their respective preferred return of 8.25% if they subscribed for their units on or before December 31, 2007 or 8% if they subscribed for their units after December 31, 2007, which we refer to as their Preferred Return; and

•	thereafter, 80% to the limited partners and 20% to our General Partner.
Distributable cash from capital transactions, which includes cash received from the sale or refinancing of a Property, or the sale or repayment in full of all outstanding principal and interest due and owing to us on a Real Estate Debt Investment, will be distributed in the following order of priority:

•	first, 100% to our limited partners until they have each received distributions from us, including distributions of distributable cash from operations, equal to their respective Preferred Return;

•	second, 100% to our limited partners until their respective adjusted capital contribution has been reduced to zero; and

•	thereafter, 80% to our limited partners and 20% to our General Partner.
An adjusted capital contribution is the amount originally paid for the limited partnership interest, less previous distributions of distributable cash from capital transactions.

(Back to Index)

Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request. However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion. We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner. If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units. As of the date of this report, 5,000 units have been redeemed. During the years ended December 31, 2012 and December 31, 2013, we did not receive any redemption requests.
Sale of Units
From June 16, 2008 through August 31, 2009, we privately sold our limited partnership interest units at $10.00 per unit to accredited investors, as that term is defined in Rule 501(a) of Regulation D of the Securities Act. We sold a total of 3,274,655 units, including 180,768 units to our General Partner, for total proceeds, before commissions, fees and expenses, of approximately $32.5 million. We refer to these sales as the Offering. Resource Securities, Inc., an affiliate of our General Partner, served as the dealer-manager in the Offering.
Available Information
We file annual, quarterly and current reports with the Securities and Exchange Commission, or SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov.
ITEM 1A.        RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 1B.        UNRESOLVED STAFF COMMENTS
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 2.        PROPERTIES
See Item 7 - “Overview.”
ITEM 3.        LEGAL PROCEEDINGS
We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

(Back to Index)

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. As of March 26, 2014, there were 588 holders of record of our limited partnership units.
We pay distributions monthly. No distributions were paid to the General Partner for either 2013 or 2012, except for distributions on the limited partner units it owns. Total distributions paid to limited partners were $1.6 million in each of those years. The following table details these distributions by month:

	December 31, 2013		December 31, 2012
	Distributions	Per Unit	Distributions	Per Unit
January	$136,494	$0.042	$136,494	$0.042
February	136,495	0.042	136,494	0.042
March	136,495	0.042	136,494	0.042
April	136,496	0.042	136,494	0.042
May	136,496	0.042	136,494	0.042
June	136,496	0.042	136,494	0.042
July	136,496	0.042	136,494	0.042
August	136,495	0.042	136,494	0.042
September	136,495	0.042	136,494	0.042
October	136,495	0.042	136,494	0.042
November	136,495	0.042	136,494	0.042
December	136,495	0.042	136,494	0.042
Total distributions for the year	$1,637,943	$0.504	$1,637,928	$0.504
We do not have any equity compensation plans.
ITEM 6.        SELECTED FINANCIAL DATA
Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

(Back to Index)

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
Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine, South Carolina and Texas.   We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of December 31, 2013, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments would be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.
As of December 31, 2013, we own six multifamily residential rental Properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/2008	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/2008	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/2008	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/2008	65%	228	Decatur, GA
RRE Woodland Village Holdings, LLC, or Village	03/07/2012	77%	308	Columbia, SC
			1,117
_________

(1)	Original face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	December 31,		December 31,		December 31,
Apartment Complex	2013	2012	2013	2012	2013	2012
Tamarlane	97.0%	96.4%	$1.28	$1.21	36%	38%
Bent Oaks	97.2%	95.7%	$1.16	$1.05	53%	55%
Cape Cod	96.1%	95.9%	$0.96	$0.92	54%	52%
Woodhollow	97.7%	94.4%	$1.03	$0.93	52%	60%
Hills	94.6%	95.8%	$0.71	$0.69	46%	48%
Village	94.3%	93.6%	$0.53	$0.51	57%	63%
_________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

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
The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall increase in the average occupancy rate during the years ended December 31, 2013 of approximately 0.9%, with an average occupancy of 96.2% as compared to an average occupancy rate of 95.3% during the same period of 2012. Our Properties also experienced an overall increase in the average effective rent per square foot of $0.04 during the year ended December 31, 2013 compared to the same period in 2012 for the same properties.
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
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Revenues:
Rental income	$11,751	$10,525	$1,226	12%

Expenses:
Rental operating	5,467	5,253	214	4%
Management fees – related parties	906	839	67	8%
General and administrative	522	876	(354)	(40)%
Depreciation and amortization	2,944	3,076	(132)	(4)%
Total expenses	9,839	10,044	(205)	(2)%
Income before other expenses	1,912	481	1,431	(298)%

Other expenses:
Interest expense, net	(2,564)	(2,516)	(48)	2%
Casualty loss	(28)	—	(28)	100%
Loss on disposal of fixed assets	(89)	(1)	(88)	8,800%
Loss on partial sale of land	—	(198)	198	(100)%
Net loss	$(769)	$(2,234)	$1,465	66%

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.24)	$(0.68)

(Back to Index)

(Back to Index)

Revenues
We attribute the $1.2 million increase in revenues principally to an increase of $652,000 in revenues from our ownership of the Village property for the full year in 2013 as compared to ten months for the prior year period.  The remainder of the increase can be attributed to increases in average effective rent per square foot at the Properties and the increase in the average occupancy rates at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and market demand.
Expenses
We attribute the $205,000 decrease in expenses principally to a decrease of $354,000 in general and administrative expense mostly attributed to $323,000 of acquisition expense recorded in 2012 in conjunction with the purchase of the Village property. In addition, we attribute the $132,000 decrease in depreciation and amortization primarily due to the expiration of the amortization of the acquired in-place leases at the Village.
Partially offsetting these decreases in expenses were increases attributed principally to:

•
a $214,000 increase in operating expenses due primarily to an increase of $270,000 in operating expenses from our ownership of the Village property for the full year in 2013 as compared to ten months for the prior year period. Offsetting this increase were decreases in insurance expense across all Properties due to premium refunds; and

•
a $67,000 increase in management fees due primarily to the increase in tenant fees for the Village property along with an increase in rental income as a result of an increase in average effective rent per square foot at all of the Properties.

Other expenses
We attribute the decrease in other expenses primarily to:

•	a $198,000 decrease in loss on a parcel of land at Cape Cod taken by eminent domain which occurred in 2012.
Partially offsetting these decreases were the following increases:

•	a $48,000 increase in interest expense attributable to debt placed in conjunction with the Village property acquisition;

•	a $28,000 increase in casualty loss expense related to wind damage at Bent Oaks; and

•	a $88,000 increase in losses related to the disposition of fixed assets.
Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Years Ended
	December 31,
	2013	2012
Provided by operating activities (1)	$3,133	$1,936
Used in investing activities	(1,254)	(4,165)
Used in financing activities	(2,156)	(2,301)
Net decrease in cash	$(277)	$(4,530)

(1)	Includes changes in operating assets and liabilities.
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

(Back to Index)

(Back to Index)

During the year ended December 31, 2013, we incurred a net loss; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net loss for the years ended December 31, 2013 and 2012 of $(769,000) and $2.2 million, respectively, included $2.9 million and $3.1 million, respectively, of depreciation and amortization expense.  Excluding these non-cash expenses our operations generated $3.7 million and $2.6 million, respectively, of positive adjusted cash flow from operations for the years ended December 31, 2013 and 2012, respectively.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in operating assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “Results of Operations,” we anticipate that we will generate positive adjusted cash flow from operations for the year ending December 31, 2014.
The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, a non-GAAP measure, as described in the paragraph above (in thousands):

	Years Ended
	December 31,
	2013	2012
Net cash provided by operating activities	$3,133	$1,936
Net changes in operating assets and liabilities	598	698
Adjusted cash flow from operations (non-GAAP)	$3,731	$2,634
Under our capital improvements program, we expect to spend approximately $5.3 million in the next four years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.
We are planning improvements to the Properties for the next four years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions. At this time we expect to extend to ensure that we maximize the return to our investors.
The following table sets forth the capital expenditures incurred during the year ended December 31, 2013 and estimated future capital expenditures, which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$143	$440
Bent Oaks	197	761
Cape Cod	189	1,041
Woodhollow	183	773
Hills	160	952
Village	382	1,326
Total	$1,254	$5,293
Our capital expenditures were $1.3 million during the year ended December 31, 2013.  We have planned a series of future major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring a previously contemplated interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.
In connection with the acquisitions of our Properties, we have $49.4 million of total mortgage financing outstanding.  For information regarding mortgage financing with respect to each Property, see Note 6 of the notes to our consolidated financial statements.

(Back to Index)

(Back to Index)

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
The purchase of the Village completed our asset acquisition plans.  The remaining offering proceeds have been reserved for estimated future capital expenditures as noted above.
Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.  The limited partners have not received their Preferred Return over the five years the Partnership has been operating and we do not anticipate they will receive the return in 2014.
Our debt service requirements for the next 12 months are $2.5 million in the aggregate.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  See Item 1, "Redemption of Units." Cumulatively through December 31, 2013, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although no units were redeemed in the year then ended.
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
Impairment. We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value. We have not recognized any impairments of our Properties for the years ended December 31, 2013 and 2012.
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

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements
As of December 31, 2013 and 2012, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Omitted pursuant to Regulation S-K, Item 305(e).

(Back to Index)

(Back to Index)

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 7, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 7, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Investors 7, L.P. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2014

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2013	2012

ASSETS
Rental properties, at cost:
Land	$8,715	$9,737
Buildings and improvements	58,248	56,566
Personal property	1,949	1,762
Construction-in-progress	87	83
Identifiable intangible assets	2,378	2,378
	71,377	70,526
Accumulated depreciation and amortization	(13,628)	(10,938)
	57,749	59,588

Cash	4,957	5,234
Restricted cash	1,712	1,535
Tenant receivables, net	22	4
Accounts receivable due from related parties	195	—
Prepaid expenses and other assets	150	224
Deferred financing costs, net	634	843
Total assets	$65,419	$67,428

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$49,350	$49,869
Accounts payable and accrued expenses	734	531
Real estate tax payable	976	584
Accrued interest	200	202
Payables to related parties	1,645	1,333
Prepaid rent	88	86
Security deposits	265	256
Total liabilities	53,258	52,861
Partners’ capital	12,161	14,567
Total liabilities and partners’ capital	$65,419	$67,428

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended
	December 31,
	2013	2012
Revenues:
Rental income	$11,751	$10,525

Expenses:
Rental operating	5,467	5,253
Management fees – related parties	906	839
General and administrative	522	876
Depreciation and amortization	2,944	3,076
Total expenses	9,839	10,044

Income before other expenses	1,912	481

Other expenses:
Interest expense, net	(2,564)	(2,516)
Casualty loss	(28)	—
Loss on partial sale of land	—	(198)
Loss on disposal of fixed assets	(89)	(1)
Net loss	$(769)	$(2,234)

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.24)	$(0.68)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS MONTHS ENDED DECEMBER 31, 2013 AND 2012
(in thousands, except units)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2012	$1	3,269,655	$18,438	$18,439
Distributions	—	—	(1,638)	(1,638)
Net loss	—	—	(2,234)	(2,234)
Balance at December 31, 2012	1	3,269,655	14,566	14,567
Distributions	—	—	(1,637)	(1,637)
Net loss	—	—	(769)	(769)
Balance at December 31, 2013	$1	3,269,655	$12,160	$12,161

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(769)	$(2,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,944	3,076
Amortization of deferred financing costs	209	197
Casualty loss	28	—
Losses on disposal/sale of fixed assets	89	199
Changes in operating assets and liabilities, excluding the effects of acquisition:
Restricted cash	(177)	(1)
Tenant receivables, net	(18)	7
Prepaid expense and other assets	74	109
Insurance proceeds received	35	—
Accounts receivable - related parties	(195)	—
Accounts payable and accrued expenses	199	139
Real estate tax payable	392	79
Accrued interest	(2)	28
Payables to related parties	313	349
Prepaid rent	2	(40)
Security deposits	9	28
Net cash provided by operating activities	3,133	1,936

Cash flows from investing activities:
Capital expenditures	(1,254)	(1,651)
Proceeds from sale of land	—	37
Purchase of the Village property	—	(2,551)
Net cash used in investing activities	(1,254)	(4,165)

Cash flows from financing activities:
Distributions to limited partners	(1,637)	(1,638)
Principal payments on mortgage notes payable	(519)	(488)
Payment of deferred financing costs	—	(175)
Net cash used in financing activities	(2,156)	(2,301)

Net decrease in cash	(277)	(4,530)
Cash at beginning of period	5,234	9,764
Cash at end of period	$4,957	$5,234

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Georgia, Maine, Texas and South Carolina (the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership had no such investments as of December 31, 2013 and 2012.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.62% limited partnership interest in the Partnership at December 31, 2013, and held a 5.53% limited partnership interest at December 31, 2012.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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
DECEMBER 31, 2013

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
Supplemental Disclosure of Cash Flow Information
During the years ended December 31, 2013 and 2012, the Partnership paid $2.4 million and $2.3 million, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $145,000 and $122,000 for the years ended December 31, 2013 and 2012, respectively.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2013, the Partnership had $5.1 million of deposits at various banks, of which $2.9 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2010 through 2013.
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
The future minimum rental payments to be received from noncancelable operating leases is approximately $5.2 million and $2,000 for the years ending December 31, 2014 and 2015, respectively, and none thereafter.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  The Partnership impaired assets at one of the Properties due to a wind storm in 2013 (see Note 9).  Insurance proceeds covered the majority of the impairment.

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
Tenant Receivables
Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At December 31, 2013 and 2012, there were $1,232 and $955, respectively, in allowances for uncollectible receivables.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.
Reclassification
Real estate tax payable was reclassified from accounts payable and accrued expenses in the 2012 consolidated balance sheet to conform to the 2013 presentation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	Years Ended
	December 31,
	2013	2012
Real estate taxes	$882	$603
Insurance	278	221
Capital improvements	552	711
Total	$1,712	$1,535
NOTE 4 - ACQUISITION
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
During the year ended December 31, 2012, the Partnership acquired the Village, a multifamily residential apartment complex in Columbia, South Carolina, which was accounted for using the purchase method of accounting. Based on an appraisal of the property, the Partnership revalued the assets and liabilities during 2013. This resulted in a $1,022,000 decrease in the value of the Land and a corresponding increase in the value of the Buildings. The following table presents the purchase price allocation to the assets and liabilities assumed, based on the fair values at the date of acquisition (in thousands):

Date acquired	March 7, 2012

Land	$1,232
Buildings	9,710
Identifiable intangible assets	558

Note payable – mortgage	(9,580)
Escrowed funds and advances	589
Other assets and liabilities assumed, net	(37)
Cash paid for property acquisition	$2,472
NOTE 5 – DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2013 and 2012 was $967,000 and $758,000, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next five years ending December 31, and thereafter, is as follows (in thousands):

2014	$207
2015	162
2016	88
2017	82
2018	80
Thereafter	15
$634

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 6 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

	Balance at
	December 31,						Average
Property	2013	2012	Maturity Date		Annual Interest Rate		Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2015		4.92%		$37	(1)
Tamarlane	952	967	05/01/2015		6.12%		$6	(2)
Bent Oaks	5,903	5,982	01/01/2019	(4)	5.99%	(4)	$37	(2)
Cape Cod	6,133	6,216	01/01/2019	(4)	5.91%	(4)	$38	(2)
Woodhollow	5,060	5,126	01/01/2019	(4)	6.14%	(4)	$32	(2)
Hills	12,816	13,092	01/01/2016		3.40%	(3)	$60	(3)
Village	9,580	9,580	04/01/2019		3.76%	(5)	$31	(5)
Total	$49,350	$49,869
____________________

(1)	Interest only through the date of maturity, at which time the principal is due.

(2)	Monthly payment includes principal and interest.

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
Annual principal payments on the mortgage notes payable for each of the next five years ending December 31, and thereafter, are as follows (in thousands):

2014	$657
2015	10,569
2016	12,683
2017	479
2018	504
Thereafter	24,458
$49,350
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
DECEMBER 31, 2013

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
     RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of December 31, 2013 and 2012, investment management fees due to RCP totaled $1.5 million and $1.2 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  As of December 31, 2013 and 2012, property management fees due totaled $49,000 and $81,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties, which are repaid within a few days.  As of December 31, 2013 and 2012, advances due totaled $62,000 and $38,000, respectively.
The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Years Ended December 31,
	2013	2012
RCP:
Investment management fees	$321	$321

RREML:
Property management fees - 5% of gross cash receipts	585	518
	$906	$839
NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The carrying amounts and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Tamarlane	$9,858	$10,061	$9,873	$10,083
Bent Oaks	5,903	6,305	5,982	6,596
Cape Cod	6,133	6,529	6,216	6,828
Woodhollow	5,060	5,404	5,126	5,659
Hills	12,816	12,679	13,092	12,729
Village	9,580	9,260	9,580	9,430
Total mortgage notes payable	$49,350	$50,238	$49,869	$51,325
NOTE 9 - INSURANCE CLAIM
On February 25, 2013, Bent Oaks suffered roof damage as the result of a windstorm.  The damage was partially covered by insurance.  The Partnership reduced the net carrying value of buildings and improvements for Bent Oaks by $61,000. The Partnership received insurance proceeds of $35,000 during the year ended December 31, 2013.  Additional non-capitalized expenses incurred in conjunction with this claim were $2,000 for the year ended December 31, 2013.   The Partnership recorded a loss of $28,000 for the year ended December 31, 2013.
NOTE 10 – SALE OF LAND
On May 1, 2012, the Partnership sold 1.4 acres of land to the City of San Antonio, Texas, pursuant to an eminent domain proceding at less than its book value, generating a loss of $198,000.
NOTE 11 – SUBSEQUENT EVENTS
The Partnership has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

(Back to Index)

ITEM 9.     CHANGES IN AND DISABREEMENTS WITH ACCOUNTANTS ON
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
Management's Report on Internal Controls over Financial Reporting
Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, the General Partner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control - Integrated Framework of 1992. Based upon this assessment, our General Partner concluded that, as of December 31, 2013, our internal control over financial reporting is effective.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Consumer Protection Act, which exempted smaller reporting companies from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Directors and Executive Officers of Our General Partner
The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	43	Director
Alan F. Feldman	50	Director and Senior Vice President
David E. Bloom	49	Director and Senior Vice President
Kevin M. Finkel	42	President
Steven R. Saltzman	50	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	43	Chief Legal Officer and Secretary
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

(Back to Index)

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

(Back to Index)

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2013.
ITEM 11.        EXECUTIVE COMPENSATION
We have no directors or officers and we do not directly employ any persons to manage or operate our business. Our affairs are managed by our General Partner and its affiliates. As compensation for its services, we pay our General Partner various fees as set forth in Item 13.
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officer and directors, as of March 26, 2014. Under the terms of the Partnership Agreement, our affairs are managed by our General Partner. We do not have any officers or directors. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	183,768 units	5.62%

Units of limited partnership interest	Jonathan Z. Cohen, Chairman of the Board	−	−
	Alan F. Feldman, Senior Vice President and Director	−	−
	Kevin M. Finkel, President	−	−
	Steven R. Saltzman, Vice President - Finance	−	−
	David E. Bloom, Senior Vice President and Director	−	−
	Darshan V. Patel, Chief Legal Office and Assistant Secretary	−	−
	All directors and executive officers as a group	−	−

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

(2)	Beneficial ownership for officers and directors excludes amounts that may be attributable to them as a result of the units beneficially owned by Resource Capital Partners.

ITEM 13.        CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE
We pay our General Partner and its affiliates the following fees for their services.
Property Management Fees
We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties. This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties. Resource Real Estate Management is permitted to

(Back to Index)

manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors. If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties. For the year ended December 31, 2013, Resource Real Estate Management earned $585,000 in real estate property management fees.
Deferral of Real Estate Management Fees
We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives. We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment. As of December 31, 2013, no fees had been deferred.
Investment Management Fees
We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds from the offering that have been, and continue to be, deployed in Real Estate Investments. The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners. Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “Reimbursement of Administrative Expenses and Direct Costs.” Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return. Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return. For the year ended December 31, 2013, our General Partner earned $321,000 in investment management fees, the payment of which was deferred under the subordination clause of the Partnership Agreement. The payment of the fees earned in the prior years have been deferred as well.
Property Financing Fee for Refinancing a Property
We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties. This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms. The property financing fee for refinancing will not be paid for Real Estate Debt Investments. There were no refinancings of the Properties during the year ended December 31, 2013, accordingly, no fees were paid.
Cash Distributions to Our General Partner
Our General Partner will receive distributions from us from the following sources:

•	distributable cash from operations;

•	distributable cash from capital transactions; and

•	cash distributions to the partners upon our liquidation.
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
Cash distributions from capital transactions, which include cash we receive from the sale or refinancing of a Property or the sale or repayment in full of all outstanding principal and interest due and owing to us on a Real Estate Debt Investment, are distributed in the following order:

•	first, 100% to our limited partners until they receive distributions, including distributions of distributable cash from operations, totaling their Preferred Return;

•
second, 100% to our limited partners until their respective adjusted capital contributions (amount originally paid for a limited partnership interest less previous distributions of distributable cash from capital transactions) have been reduced to zero; and

•	thereafter, 80% to our limited partners and 20% to our General Partner.

(Back to Index)

When we dissolve and liquidate, we will distribute the liquidation proceeds in the following order of priority:

•	first, to the payment of our creditors in the order of priority provided by law, except obligations to partners or their affiliates;

•	next, to establish any reserve that our General Partner (or any other person effecting the winding up) determines is reasonably necessary for any contingent or unforeseen liability or obligation;

•
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

•
next, to the payment of all expense reimbursements (other than our General Partner’s right to reimbursement of any previous subordination distributions to our limited partners) to which our General Partner or its affiliates may be entitled under the Partnership Agreement;

•	next, to the partners in proportion to, and to the extent of, the positive balances of their capital accounts;

•	next, 100% to our limited partners until they have received their respective Preferred Returns;

•	next, to our General Partner as reimbursement for any previous subordination distributions to our limited partners, if any; and

•	thereafter, 80% to our limited partners and 20% to our General Partner.
There were no distributions to the General Partner as of December 31, 2013 and 2012.
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
See Item 1, “Business - General”
ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP for the periods ended December 31, 2013 and 2012 for professional services rendered were $102,000 and $93,000, respectively.
Audit-Related Fees. We did not incur any audit related fees from Grant Thornton LLP during 2013 and 2012.
Tax Fees. We did not incur any fees for tax services from Grant Thornton LLP during 2013 and 2012.
All Other Fees. We did not incur any other fees from Grant Thornton LLP during 2013 and 2012.
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

1.    Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes in Partners’ Capital for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements - December 31, 2013
2.    Financial Statement Schedules
Schedule III Investments in Real Estate
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
December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):
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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

March 26, 2014	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	March 26, 2014
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 26, 2014
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 26, 2014
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 26, 2014
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President - Finance	March 26, 2014
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

Resource Real Estate Investors 7, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2013
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	9,858	$12,632	$1,321	$13,953	(3,165)	1985	7/31/2008	3 - 27.5 years
Portland, ME

Residential	5,903	7,902	1,115	9,017	(1,892)	1978	12/10/2008	3- 27.5 years
Austin, TX

Residential	6,133	8,407	457	8,864	(1,821)	1985	12/10/2008	3 - 27.5 years
San Antonio, TX

Residential	5,060	6,765	937	7,702	(1,561)	1974	12/12/2008	3 - 27.5 years
Austin, TX

Residential	12,816	17,157	2,021	19,178	(3,783)	1985	12/19/2008	3 - 27.5 years
Decatur, GA

Residential	9,580	11,500	1,163	12,663	(1,406)	1970	3/7/2012	3 - 27.5 years
Columbia, SC
	$49,350	$64,363	$7,014	$71,377	$(13,628)

	2013	2012
Balance at the beginning of the period	$70,526	$57,611
Additions during period:
Improvements	1,254	1,651
Purchase of new asset	—	11,500
Other - basis adjustment	60	—
Deductions during period:
Sale of land	—	(235)
Disposals	(463)	(1)
Balance at the end of the period	$71,377	$70,526