Form 10-K/A
period 2013-12-31
Resource Real Estate Investors 7, L.P.
filed 2014-03-28
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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
Documents Incorporated by Reference: None

(Back to Index)

ANNUAL REPORT ON FORM 10-K/A
For the year ended December 31, 2013
EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 26, 2014 (the “Form 10-K”), to amend the opinion date in Part II, Item 8 of the Form 10-K for a typographical error.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.
Except as described above, no other changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K.
Since we want to present our Form 10-K as a single document, we have elected to refile the Form 10-K in its entirety.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K/A

(Back to Index)

(Back to Index)

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K/A (this “Report”) include “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

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

March 26, 2014

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

(Back to Index)

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
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

(Back to Index)

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

(Back to Index)

(Back to Index)

PART IV
ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

March 28, 2014	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	March 28, 2014
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 28, 2014
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 28, 2014
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 28, 2014
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President - Finance	March 28, 2014
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

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