Form 10-Q
period 2014-03-31
Resource Real Estate Investors 7, L.P.
filed 2014-05-13
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

ITEM 1.        FINANCIAL STATEMENTS
RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$8,715	$8,715
Buildings and improvements	58,311	58,248
Personal property	1,990	1,949
Construction-in-progress	39	87
Identifiable intangible assets	2,378	2,378
	71,433	71,377
Accumulated depreciation and amortization	(14,317)	(13,628)
	57,116	57,749

Cash	4,992	4,957
Restricted cash	1,051	1,712
Tenant receivables, net	19	22
Accounts receivable due from related parties	1	195
Prepaid expenses and other assets	131	150
Deferred financing costs, net	583	634
Total assets	$63,893	$65,419

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$49,211	$49,350
Accounts payable and accrued expenses	674	734
Real estate tax payable	324	976
Accrued interest	199	200
Payables to related parties	1,772	1,645
Prepaid rent	90	88
Security deposits	259	265
Total liabilities	52,529	53,258
Partners’ capital	11,364	12,161
Total liabilities and partners’ capital	$63,893	$65,419

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income	$3,007	$2,875

Expenses:
Rental operating	1,649	1,362
Management fees – related parties	230	222
General and administrative	192	102
Depreciation and amortization	694	871
Total expenses	2,765	2,557

Income before other expenses	242	318

Other expenses:
Interest expense, net	(628)	(635)
Casualty loss	—	(27)
Loss on disposal of fixed assets	(2)	(23)
Net loss	$(388)	$(367)

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.12)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in thousands, except units)
(unaudited)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2014	$1	3,269,655	$12,160	$12,161
Distributions	—	—	(409)	(409)
Net loss	—	—	(388)	(388)
Balance at March 31, 2014	1	3,269,655	11,363	11,364

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(388)	$(367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	694	871
Amortization of deferred financing costs	51	52
Casualty loss	—	27
Losses on disposal/sale of fixed assets	2	23
Changes in operating assets and liabilities, excluding the effects of acquisition:
Restricted cash	661	180
Tenant receivables, net	3	(2)
Prepaid expense and other assets	19	75
Accounts receivable - related parties	194	—
Accounts payable and accrued expenses	(59)	(245)
Real estate tax payable	(652)	—
Accrued interest	(1)	—
Payables to related parties	127	80
Prepaid rent	2	(14)
Security deposits	(6)	14
Net cash provided by operating activities	647	694

Cash flows from investing activities:
Capital expenditures	(64)	(205)
Net cash used in investing activities	(64)	(205)

Cash flows from financing activities:
Distributions to limited partners	(409)	(409)
Principal payments on mortgage notes payable	(139)	(133)
Net cash used in financing activities	(548)	(542)

Net increase (decrease) in cash	35	(53)
Cash at beginning of period	4,957	5,234
Cash at end of period	$4,992	$5,181

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Georgia, Maine, Texas and South Carolina (the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership held no such investments as of March 31, 2014 and December 31, 2013.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.53% limited partnership interest in the Partnership at both March 31, 2014, and December 31, 2013.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2014
(unaudited)

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
Supplemental Disclosure of Cash Flow Information
During the three months ended March 31, 2014 and 2013, the Partnership paid $579,000 and $587,000, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $35,000 and $28,000 for the three months ended March 31, 2014 and 2013, respectively.
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
The future minimum rental payments to be received from noncancelable operating leases is approximately $5.6 million and $86,000 for the twelve months ending March 31, 2015 and 2016, respectively, and none thereafter.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2014
(unaudited)

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
Tenant Receivables
Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At March 31, 2014 and December 31, 2013, there were $0 and $1,232, respectively, in allowances for uncollectible receivables.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.
Recent Accounting Standards
Accounting Standards Issued But Not Yet Effective
In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance is effective for the Partnership as of January 1, 2015, with early adoption permitted. The Partnership believes this amendment will have no impact on its financial statements.
NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	March 31, 2014	December 31, 2013
Real estate taxes	$174	$882
Insurance	331	278
Capital improvements	546	552
Total	$1,051	$1,712

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2014
(unaudited)

NOTE 4 – DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2014 and December 31, 2013 was $1.0 million and $967,000, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next five years ending March 31, and thereafter, is as follows (in thousands):

2015	$206
2016	136
2017	83
2018	82
2019	73
Thereafter	3
$583
NOTE 5 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

	Balance at	Balance at
Property	March 31, 2014	December 31, 2013	Maturity Date		Annual Interest Rate		Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2015		4.92%		$37	(1)
Tamarlane	948	952	05/01/2015		6.12%		$6	(2)
Bent Oaks	5,882	5,903	01/01/2019	(4)	5.99%	(4)	$37	(2)
Cape Cod	6,110	6,133	01/01/2019	(4)	5.91%	(4)	$38	(2)
Woodhollow	5,042	5,060	01/01/2019	(4)	6.14%	(4)	$32	(2)
Hills	12,743	12,816	01/01/2016		3.39%	(3)	$60	(3)
Village	9,580	9,580	04/01/2019		3.76%	(5)	$31	(5)
Total	$49,211	$49,350
____________________

(1)	Interest only through the date of maturity, at which time the principal is due.

(2)	Monthly payment includes principal and interest.

(3)
Monthly payment includes principal and interest. Interest is variable and calculated monthly based upon the one-month British Bankers Association London Interbank Offered Rate (LIBOR) plus 323 basis points, capped at 7% for the term of the loan. The LIBOR at March 31, 2013 was 15 basis points. The monthly debt service shown is the total principal and interest due on April 1, 2014.

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
Annual principal payments on the mortgage notes payable for each of the next five years ending March 31, and thereafter, are as follows (in thousands):

2015	$709
2016	22,723
2017	460
2018	485
2019	16,159
Thereafter	8,675
$49,211

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2014
(unaudited)

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
At December 31, 2013, substantially all of the receivables from related parties represents escrow funds held by RAI for self-insurance. The Properties are partially self-insured with respect to property coverage. The Properties participate in an insurance pool with other properties managed by RCP. Therefore, unforeseen or catastrophic losses in excess of the pool's insured limits could have a material adverse effect on the Partnership's financial condition and operating results.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of March 31, 2014 and December 31, 2013, investment management fees due to RCP totaled $1.6 million and $1.5 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  As of March 31, 2014 and December 31, 2013, property management fees due totaled $56,000 and $49,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties, which are repaid within a few days.  As of March 31, 2014 and December 31, 2013, advances due totaled $100,000 and $62,000, respectively.
The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These expenses are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
RCP:
Investment management fees	$81	$79

RREML:
Property management fees - 5% of gross cash receipts	149	143
	$230	$222
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2014
(unaudited)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS - (continued)
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
The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The carrying amounts and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Tamarlane	$9,854	$9,997	$9,858	$10,061
Bent Oaks	5,882	6,251	5,903	6,305
Cape Cod	6,110	6,473	6,133	6,529
Woodhollow	5,042	5,356	5,060	5,404
Hills	12,743	12,563	12,816	12,679
Village	9,580	9,250	9,580	9,260
Total mortgage notes payable	$49,211	$49,890	$49,350	$50,238
NOTE 8 - INSURANCE CLAIM
On February 25, 2013, Bent Oaks suffered roof damage as the result of a windstorm.  The damage was partially covered by insurance.  The Partnership reduced the net carrying value of buildings and improvements for Bent Oaks by $61,000. The Partnership received insurance proceeds of $35,000.  Additional non-capitalized expenses incurred in conjunction with this claim were $2,000.   Accordingly, The Partnership recorded a loss of $27,000 for the three months ended March 31, 2013.
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

Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine, South Carolina and Texas, which we refer to as our Properties.   We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of March 31, 2014, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments would be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.
As of March 31, 2014, we own six multifamily residential rental Properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/2008	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/2008	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/2008	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/2008	65%	228	Decatur, GA
RRE Woodland Village Holdings, LLC, or Village	03/07/2012	77%	308	Columbia, SC
			1,117
_________

(1)	Original face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	March 31,		March 31,		March 31,
Apartment Complex	2014	2013	2014	2013	2014	2013
Tamarlane	93.1%	98.0%	$1.25	$1.26	44%	37%
Bent Oaks	95.8%	98.6%	$1.18	$1.13	54%	51%
Cape Cod	99.6%	96.9%	$0.96	$0.95	62%	49%
Woodhollow	96.6%	99.1%	$1.07	$1.00	52%	51%
Hills	95.0%	94.2%	$0.73	$0.70	56%	44%
Village	95.6%	94.8%	$0.54	$0.53	66%	57%
_________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

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
The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our rental revenues through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall decrease in the average occupancy rate during the three months ended March 31, 2014 of approximately (0.93)%, with an average occupancy of 96.0% as compared to an average occupancy rate of 96.93% during the same period of 2013. Our Properties also experienced an overall increase in the average effective rent per square foot of $0.04 during the three months ended March 31, 2014 compared to the same period in 2013 for the same properties. The net impact of the lower average occupancy rate offset by higher average effective rent per square foot during the quarter ending March 31, 2014 was to increase rental revenue for the quarter. One of the Properties, Tamarlane, was affected by the severe winter and, therefore, we were not able to increase our effective rent per square foot.
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
With the exception of one mortgage note, our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained relatively stable during the period of our ownership of the Properties.  Based upon current economic conditions and their effect on interest rates, and because our existing financing extends through periods ranging from 2015 to 2019, we expect that our financing costs will remain relatively stable during substantially all of our expected term.  However, should interest rates change materially, the interest component of our variable rate financing, which is based upon the one-month London Interbank Offered Rate plus 323 basis points, and is capped at 7%, could change.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenues:
Rental income	$3,007	$2,875	$132	5%

Expenses:
Rental operating	1,649	1,362	287	21%
Management fees – related parties	230	222	8	4%
General and administrative	192	102	90	88%
Depreciation and amortization	694	871	(177)	(20)%
Total expenses	2,765	2,557	208	8%
Income before other expenses	242	318	(76)	24%

Other expenses:
Interest expense, net	(628)	(635)	(7)	(1)%
Casualty loss	—	(27)	(27)	(100)%
Loss on disposal of fixed assets	(2)	(23)	(21)	91%
Net loss	$(388)	$(367)	$(21)	(6)%

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.12)	$(0.11)
Revenues
We attribute the $132,000 increase in revenues principally to an increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and market demand.
Expenses
We attribute the $208,000 increase in expenses principally to:
•a $287,000 increase in rental operating expenses, primarily due to a $146,000 increase in insurance expense, as a result of losses in the portfolio covered by RCP's self-insurance pool, a $46,000 increase in real estate taxes for the Properties and an increase of $28,000 in repair expenses as a result of our capital improvements program.
•a $90,000 increase in general and administrative expenses due primarily to an increase in professional fees.
•Partially offsetting the increase is a $177,000 decrease in depreciation and amortization due to the expiration of the amortization of the acquired in place leases at the Village.
Other expenses
We attribute the decrease in other expenses primarily to:

•	a $27,000 decrease in casualty loss expense due to the non-recurring nature of the expenses in 2013 related to wind damage at Bent Oaks; and

•
a $21,000 decrease in losses related to the disposal of fixed assets due to the write-off of carpeting and flooring whose actual life was less than the originally estimated economic life. We did not have a similar write-off in the first quarter of 2014.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Provided by operating activities (1)	$647	$694
Used in investing activities	(64)	(205)
Used in financing activities	(548)	(542)
Net increase (decrease) in cash	$35	$(53)

(1)	Includes changes in operating assets and liabilities.
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
During the three months ended March 31, 2014, we incurred a net loss; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net loss for the three months ended March 31, 2014 and 2013 of $388,000 and $367,000, respectively, included $694,000 and $871,000, respectively, of depreciation and amortization expense and $288,000 and $91,000 of net changes in operating assets and liabilities.  Excluding these non-cash expenses, our operations generated $935,000 and $785,000, respectively, of positive adjusted cash flow from operations for the three months ended March 31, 2014 and 2013, respectively.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in operating assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “Results of Operations,” we anticipate that we will generate positive adjusted cash flow from operations for the year ending December 31, 2014.
The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, a non-GAAP measure, as described in the paragraph above (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net cash provided by operating activities	$647	$694
Net changes in operating assets and liabilities	288	91
Adjusted cash flow from operations (non-GAAP)	$935	$785
Under our capital improvements program, we expect to spend approximately $4.5 million in the next four years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.
We are planning improvements to the Properties for the next four years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions. At this time, we expect that the General Partner will, in fact, do so in order to maximize the return to our investors.

(Back to Index)

(Back to Index)

The following table sets forth the capital expenditures incurred during the year ended March 31, 2014 and estimated future capital expenditures, which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$7	$404
Bent Oaks	7	708
Cape Cod	3	992
Woodhollow	4	655
Hills	12	660
Village	31	1,072
Total	$64	$4,491
Our capital expenditures were $64,000 during the three months ended March 31, 2014.  We have planned a series of future major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring a previously contemplated interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions. Any excess cash flow not used for capital expenditures would be distributed to the investors.
In connection with the acquisitions of our Properties, we have $49.2 million of total mortgage financing outstanding.  For information regarding mortgage financing with respect to each Property, see Note 5 of the notes to our consolidated financial statements.
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
Our debt service requirements for the next 12 months are $2.8 million in the aggregate.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  See Item 1, "Redemption of Units." Cumulatively through March 31, 2014, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although no units were redeemed in the three months then ended.
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

(Back to Index)

(Back to Index)

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
Impairment. We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value. We have not recognized any impairments of our Properties for the three March 31, 2014 and 2013.
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
Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
Recent Accounting Standards
Accounting Standards Issued But Not Yet Effective
In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance is effective for us as of January 1, 2015, with early adoption permitted. We believe this amendment will have no impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Omitted pursuant to Regulation S-K, Item 305(e).

ITEM 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our first quarter March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

PART II

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
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

May 13, 2014	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

May 13, 2014	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)

(Back to Index)