Form 10-Q
period 2014-06-30
Resource Real Estate Investors 7, L.P.
filed 2014-08-11
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

ITEM 1.                FINANCIAL STATEMENTS
RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$8,715	$8,715
Buildings and improvements	58,332	58,248
Personal property	2,114	1,949
Construction-in-progress	61	87
Identifiable intangible assets	2,378	2,378
	71,600	71,377
Accumulated depreciation and amortization	(14,982)	(13,628)
	56,618	57,749

Cash	4,789	4,957
Restricted cash	1,392	1,712
Tenant receivables, net	17	22
Accounts receivable due from related parties	161	195
Prepaid expenses and other assets	196	150
Deferred financing costs, net	531	634
Total assets	$63,704	$65,419

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$49,051	$49,350
Accounts payable and accrued expenses	711	734
Real estate tax payable	648	976
Accrued interest	193	200
Payables to related parties	1,877	1,645
Prepaid rent	122	88
Security deposits	266	265
Total liabilities	52,868	53,258
Partners’ capital	10,836	12,161
Total liabilities and partners’ capital	$63,704	$65,419

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$3,058	$2,922	$6,066	$5,796

Expenses:
Rental operating	1,460	1,212	3,110	2,575
Management fees – related parties	233	226	462	448
General and administrative	143	183	335	284
Depreciation and amortization	684	681	1,378	1,552
Total expenses	2,520	2,302	5,285	4,859

Income before other expenses	538	620	781	937

Other expenses:
Interest expense, net	(634)	(640)	(1,262)	(1,275)
Casualty loss	—	(1)	—	(28)
(Loss) gain on disposal of fixed assets	(23)	1	(25)	(21)
Net loss	$(119)	$(20)	$(506)	$(387)

Weighted average number of limited partner units outstanding	3,270	3,270	3,270	3,270

Net loss per weighted average limited partner unit	$(0.04)	$(0.01)	$(0.15)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands, except units)
(unaudited)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2014	$1	3,269,655	$12,160	$12,161
Distributions	—	—	(819)	(819)
Net loss	—	—	(506)	(506)
Balance at June 30, 2014	$1	3,269,655	$10,835	$10,836

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(506)	$(387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,378	1,552
Amortization of deferred financing costs	103	105
Casualty loss	—	28
Losses on disposal of fixed assets	25	21
Changes in operating assets and liabilities, excluding the effects of acquisition:
Restricted cash	320	(84)
Tenant receivables, net	5	(20)
Accounts receivable - other	—	(48)
Insurance proceeds received	—	35
Prepaid expense and other assets	(46)	(187)
Accounts receivable - related parties	34	—
Accounts payable and accrued expenses	(22)	31
Real estate tax payable	(328)	61
Accrued interest	(7)	(7)
Payables to related parties	232	181
Prepaid rent	34	3
Security deposits	1	19
Net cash provided by operating activities	1,223	1,303

Cash flows from investing activities:
Capital expenditures	(273)	(609)
Net cash used in investing activities	(273)	(609)

Cash flows from financing activities:
Distributions to limited partners	(819)	(819)
Principal payments on mortgage notes payable	(299)	(258)
Net cash used in financing activities	(1,118)	(1,077)

Net decrease in cash	(168)	(383)
Cash at beginning of period	4,957	5,234
Cash at end of period	$4,789	$4,851

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Georgia, Maine, Texas and South Carolina (the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership held no such investments as of June 30, 2014 and December 31, 2013.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.53% limited partnership interest in the Partnership at both June 30, 2014, and December 31, 2013.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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
The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2014 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.
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
JUNE 30, 2014
(unaudited)

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
Supplemental Disclosure of Cash Flow Information
During the six months ended June 30, 2014 and 2013, the Partnership paid $1.2 million and $1.2 million, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $35,000 and $64,000 for the three and six months ended June 30, 2014 and $28,000 and $53,000 for the three and six months ended June 30, 2013, respectively.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method.
Income Taxes
Income taxes or credits resulting from earnings or losses are payable by, or accrue, to the benefit of the partners; accordingly, no provision has been made for income taxes in these consolidated financial statements.
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
JUNE 30, 2014
(unaudited)

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
The future minimum rental payments to be received from noncancelable operating leases is approximately $6.5 million and $96,000 for the twelve months ending June 30, 2015 and 2016, respectively, and none thereafter.
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
Tenant Receivables
Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At June 30, 2014 and December 31, 2013, there were $707 and $1,232, respectively, in allowances for uncollectible receivables.
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
Recent Accounting Standards
Accounting Standards Issued But Not Yet Effective
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance is effective for the Partnership as of January 1, 2015, with early adoption permitted. The Partnership believes this guidance will have no impact on its financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2014
(unaudited)

                In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Partnership beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Partnership is in the process of determining the method of adoption and assessing the impact of this ASU on the Partnership’s consolidated financial position, results of operations and cash flows.
NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	June 30, 2014	December 31, 2013
Real estate taxes	$664	$882
Insurance	133	278
Capital improvements	595	552
Total	$1,392	$1,712
NOTE 4 – DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of June 30, 2014 and December 31, 2013 was $1.1 million and $967,000, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next five years ending June 30, is as follows (in thousands):

2015	$200
2016	112
2017	83
2018	81
2019	55
$531
NOTE 5 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

	Balance at	Balance at
Property	June 30, 2014	December 31, 2013	Maturity Date		Annual Interest Rate		Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2015		4.92%		$37	(1)
Tamarlane	944	952	05/01/2015		6.12%		$6	(2)
Bent Oaks	5,862	5,903	01/01/2019	(4)	5.99%	(4)	$37	(2)
Cape Cod	6,089	6,133	01/01/2019	(4)	5.91%	(4)	$38	(2)
Woodhollow	5,026	5,060	01/01/2019	(4)	6.14%	(4)	$32	(2)
Hills	12,672	12,816	01/01/2016		3.39%	(3)	$60	(3)
Village	9,552	9,173	04/01/2019		3.76%	(2)	$44	(2)
Total	$49,051	$48,943
____________________

(1)	Interest only through the date of maturity, at which time the principal is due.

(2)	Monthly payment includes principal and interest.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2014
(unaudited)

(3)
Monthly payment includes principal and interest. Interest is variable and calculated monthly based upon the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 323 basis points, capped at 7% for the term of the loan. The LIBOR at June 30, 2014 was 15 basis points. The monthly debt service shown is the total principal and interest payment.

(4)
The Partnership has an option to extend the maturity date for an additional one year to January 1, 2020.  During the extension period, the interest rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

Annual principal payments on the mortgage notes payable for each of the next five years ending June 30, are as follows (in thousands):

2015	$10,564
2016	12,818
2017	466
2018	491
2019	24,712
$49,051
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
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of June 30, 2014 and December 31, 2013, investment management fees due to RCP totaled $1.7 million and $1.5 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  As of June 30, 2014 and December 31, 2013, property management fees due totaled $67,000 and $49,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  As of June 30, 2014 and December 31, 2013, advances due totaled $113,000 and $62,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2014
(unaudited)

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These expenses are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RCP:
Investment management fees	$80	$80	$160	$160

RREML:
Property management fees - 5% of gross cash receipts	153	146	302	288
	$233	$226	$462	$448
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
The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The carrying amounts and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Tamarlane	$9,850	$9,950	$9,858	$10,061
Bent Oaks	5,862	6,179	5,903	6,305
Cape Cod	6,089	6,399	6,133	6,529
Woodhollow	5,026	5,293	5,060	5,404
Hills	12,672	12,484	12,816	12,679
Village	9,552	9,173	9,580	9,260
Total mortgage notes payable	$49,051	$49,478	$49,350	$50,238

(Back to Index)

(Back to Index)

NOTE 8 - INSURANCE CLAIM
On February 25, 2013, Bent Oaks suffered roof damage as the result of a windstorm.  The damage was partially covered by insurance.  The Partnership reduced the net carrying value of buildings and improvements for Bent Oaks by $61,000. The Partnership received insurance proceeds of $35,000.  Additional non-capitalized expenses incurred in conjunction with this claim were $2,000.   Accordingly, the Partnership recorded a loss of $28,000 for the six months ended June 30, 2013.
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

Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine, South Carolina and Texas, which we refer to as our Properties.   We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of June 30, 2014, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments would be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.
As of June 30, 2014, we own six multifamily residential rental Properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/2008	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/2008	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/2008	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/2008	65%	228	Decatur, GA
RRE Woodland Village Holdings, LLC, or Village	03/07/2012	77%	308	Columbia, SC
			1,117
_________

(1)	Original face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following tables set forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Property	2014	2013	2014	2013	2014	2013
Tamarlane	97.5%	98.0%	$1.31	$1.29	41%	35%
Bent Oaks	97.3%	97.0%	$1.23	$1.14	55%	56%
Cape Cod	92.4%	95.6%	$0.95	$0.94	58%	53%
Woodhollow	94.7%	97.8%	$1.06	$1.01	60%	57%
Hills	95.1%	96.1%	$0.74	$0.72	48%	41%
Village	92.7%	93.9%	$0.53	$0.53	57%	55%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Property	2014	2013	2014	2013	2014	2013
Tamarlane	95.3%	98.0%	$1.28	$1.27	43%	36%
Bent Oaks	96.4%	97.8%	$1.21	$1.13	54%	55%
Cape Cod	93.4%	96.2%	$0.96	$0.95	60%	51%
Woodhollow	95.7%	98.5%	$1.07	$1.01	56%	54%
Hills	94.9%	95.1%	$0.74	$0.71	51%	44%
Village	94.1%	94.4%	$0.54	$0.53	63%	56%

_________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

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
The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our rental revenues through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall decrease in the average occupancy rate during the six months ended June 30, 2014 of approximately 1.7%, with an average occupancy of 95.0% as compared to an average occupancy rate of 96.7% during the same period of 2013. Our Properties experienced an overall increase in the average effective rent per square foot of $0.04 during the six months ended June 30, 2014 compared to the same period in 2013 for the same properties. The net impact of the lower average occupancy rate offset by higher average effective rent per square foot during the quarter ending June 30, 2014 was to increase rental revenue for the quarter.
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

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenues:
Rental income	$3,058	$2,922	$136	5%

Expenses:
Rental operating	1,460	1,212	248	20%
Management fees – related parties	233	226	7	3%
General and administrative	143	183	(40)	(22)%
Depreciation and amortization	684	681	3	—%
Total expenses	2,520	2,302	218	9%
Income before other expenses	538	620	(82)	13%

Other expenses:
Interest expense, net	(634)	(640)	(6)	(1)%
Casualty loss	—	(1)	(1)	(100)%
(Loss) gain on disposal of fixed assets	(23)	1	24	2,400%
Net loss	$(119)	$(20)	$(99)	(495)%

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.04)	$(0.01)
Revenues
We attribute the $136,000 increase in revenues principally to an increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and market demand.
Expenses
We attribute the $218,000 increase in expenses principally to:

•
a $248,000 increase in rental operating expenses, primarily due to a $118,000 increase resulting from insurance premium refunds received during the three months ended June 30, 2013 that did not recur in the comparable 2014 period, a $14,000 increase in insurance expense as a result of losses in the portfolio covered by our self-insurance pool, a $7,000 increase in real estate taxes for the Properties, an increase of $73,000 in repair expenses as a result of our maintenance program, and a $26,000 increase in salaries expense, which was partially offset by:

•	a $40,000 decrease in general and administrative expenses due primarily to an decrease in professional fees.
Other (expenses) income
Other expenses primarily reflects a $23,000 loss related to the disposal of carpeting and flooring. We did not have a similar write-off in the second quarter of 2013.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenues:
Rental income	$6,066	$5,796	$270	5%

Expenses:
Rental operating	3,110	2,575	535	21%
Management fees – related parties	462	448	14	3%
General and administrative	335	284	51	18%
Depreciation and amortization	1,378	1,552	(174)	(11)%
Total expenses	5,285	4,859	426	9%
Income before other expenses	781	937	(156)	(17)%

Other expenses:
Interest expense, net	(1,262)	(1,275)	13	(1)%
Casualty loss	—	(28)	28	100%
(Loss) gain on disposal of fixed assets	(25)	(21)	(4)	(19)%
Net loss	$(506)	$(387)	$(119)	(31)%

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.15)	$(0.12)
Revenues
We attribute the $270,000 increase in revenues principally to an increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and market demand.
Expenses
We attribute the $426,000 increase in expenses principally to:

•
a $535,000 increase in rental operating expenses, primarily due to $120,000 increase resulting from insurance premium refunds received in the six months ending June 30, 2013 that did not recur in the comparable 2014 period, a $162,000 increase in insurance expense, as a result of losses in the portfolio covered by our self-insurance pool, a $49,000 increase in real estate taxes for the Properties and an increase of $104,000 in repair expenses as a result of our maintenance program; and

•	a $51,000 increase in general and administrative expenses due primarily to an increase in professional fees.
These increases were offset in part by:

•	a $174,000 decrease in depreciation and amortization due to the new capitalization policy and the disposal of carpet and flooring.
Other (expenses) income
We attribute the decrease in other expenses primarily to:

•	a $28,000 decrease in casualty losses due to the wind damage that occurred at Bent Oaks in 2013.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Provided by operating activities (1)	$1,223	$1,303
Used in investing activities	(273)	(609)
Used in financing activities	(1,118)	(1,077)
Net decrease in cash	$(168)	$(383)

(1)	Includes changes in operating assets and liabilities.
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
During the six months ended June 30, 2014, we incurred a net loss; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net loss for the six months ended June 30, 2014 and 2013 of $506,000 and $387,000, respectively, included $1.4 million and $1.6 million, respectively, of depreciation and amortization expense and $223,000 and $(16,000) of net changes in operating assets and liabilities.  Excluding these non-cash expenses, our operations generated $1.4 million and $1.3 million, respectively, of positive adjusted cash flow from operations for the six months ended June 30, 2014 and 2013, respectively.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in operating assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “Results of Operations,” we anticipate that the Partnership will generate positive adjusted cash flow from operations for the year ending December 31, 2014.
The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, a non-GAAP measure, as described in the paragraph above (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net cash provided by operating activities	$1,223	$1,303
Net changes in operating assets and liabilities	223	(16)
Adjusted cash flow from operations (non-GAAP)	$1,446	$1,287
Under our capital improvements program, we expect to spend approximately $4.2 million in the next three years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.
We are planning improvements to the Properties for the next three years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions. At this time, we expect that the General Partner will, in fact, do so in order to maximize the return to our investors.

(Back to Index)

(Back to Index)

The following table sets forth the capital expenditures incurred during the six months ended June 30, 2014 and estimated future capital expenditures, which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$39	$371
Bent Oaks	13	703
Cape Cod	42	945
Woodhollow	18	636
Hills	69	583
Village	92	1,000
Total	$273	$4,238
Our capital expenditures were $273,000 during the six months ended June 30, 2014.  We have planned a series of future major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring a previously contemplated interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions. Any excess cash flow not used for capital expenditures would be distributed to the investors.
In connection with the acquisitions of our Properties, we have $49.1 million of total mortgage financing outstanding.  For information regarding mortgage financing with respect to each Property, see Note 5 of the notes to our consolidated financial statements.
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
Our debt service requirements for the next 12 months are $12.4 million in the aggregate.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  Cumulatively through June 30, 2014, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although no units were redeemed in the three or six months then ended.
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

(Back to Index)

(Back to Index)

Property Acquisitions. We allocated the purchase price of acquired properties to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their relative fair values. We amortize the value of in-place leases over the average remaining term of the respective lease on a straight line basis.
Impairment. We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value. We have not recognized any impairments of our Properties for the six months ended June 30, 2014 and 2013.
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
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
Recent Accounting Standards
Accounting Standards Issued But Not Yet Effective
In April 2014, the Financial Accounting Standards Board, or FASB, issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance is effective for us as of January 1, 2015, with early adoption permitted. We believe this amendment will have no impact on our financial statements.
In May 2014, the FASB issued Accounting Standards Update, or ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the us beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial position, results of operations or cash flows.

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

(Back to Index)

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
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
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

August 11, 2014	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

August 11, 2014	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)

(Back to Index)