Form 10-K
period 2014-12-31
Resource Real Estate Investors 7, L.P.
filed 2015-03-24
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
We will terminate on March 28, 2016, unless we are sooner dissolved or terminated. We plan to continue past the termination date based on the assumption that the General Partner will exercise its right to extend the term of the Partnership for the two one-year extensions. Our General Partner has complete and exclusive discretion in the management of our business.

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
Real Estate Manager
Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of our General Partner, manages or supervises the management of our Properties under a real estate management agreement with us or our subsidiary holding legal title to a particular Property. Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs. In October 2007, Resource Real Estate Management, Inc., d/b/a Resource Residential, a wholly owned subsidiary of Resource America, was formed to manage residential real estate investments for Resource Real Estate Management. For a discussion of the management fees payable under these arrangements, see Item 13.
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

(Back to Index)

Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request. However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion. We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner. If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units. As of the date of this Report, 5,000 units have been redeemed. During the years ended December 31, 2013 and December 31, 2014, we did not receive any redemption requests.
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

(Back to Index)

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. As of March 24, 2015 there were 588 holders of record of our limited partnership units.
We pay distributions monthly. No distributions were paid to the General Partner for either 2014 or 2013, except for distributions on the limited partner units it owns. Total distributions paid to limited partners were $1.6 million in each of those years. The following table details these distributions by month:

	December 31, 2014		December 31, 2013
	Distributions	Per Unit	Distributions	Per Unit
January	$136,495	$0.042	$136,494	$0.042
February	136,495	0.042	136,495	0.042
March	136,495	0.042	136,495	0.042
April	136,495	0.042	136,496	0.042
May	136,494	0.042	136,496	0.042
June	136,869	0.042	136,496	0.042
July	136,870	0.042	136,496	0.042
August	136,870	0.042	136,495	0.042
September	136,870	0.042	136,495	0.042
October	136,870	0.042	136,495	0.042
November	136,870	0.042	136,495	0.042
December	136,871	0.042	136,495	0.042
Total distributions for the year	$1,640,564	$0.504	$1,637,943	$0.504
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
Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Georgia, Maine, South Carolina and Texas.   We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of December 31, 2014, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments would be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.
As of December 31, 2014, we own six multifamily residential rental Properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/2008	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/2008	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/2008	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills	12/19/2008	65%	228	Decatur, GA
RRE Woodland Village Holdings, LLC, or Village	03/07/2012	77%	308	Columbia, SC
			1,117
_________

(1)	Original face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	December 31,		December 31,		December 31,
Apartment Complex	2014	2013	2014	2013	2014	2013
Tamarlane	96.8%	97.0%	$1.34	$1.28	40%	36%
Bent Oaks	95.9%	97.2%	$1.22	$1.16	52%	53%
Cape Cod	94.1%	96.1%	$0.96	$0.96	58%	54%
Woodhollow	93.9%	97.7%	$1.06	$1.03	56%	52%
Hills	95.7%	94.6%	$0.76	$0.71	47%	46%
Village	94.3%	94.3%	$0.54	$0.53	59%	57%
_________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

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
The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall decrease in the average occupancy rate during the year ended December 31, 2014 of approximately (1.1%), with an average occupancy of 95.1% as compared to an average occupancy rate of 96.2% during the same period of 2013. Our Properties also experienced an overall increase in the average effective rent per square foot of $0.40 during the year ended December 31, 2014 compared to the same period in 2013 for the same properties.
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
With the exception of three mortgage notes, our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained relatively stable during the period of our ownership of the Properties.  Based upon current economic conditions and their effect on interest rates, and because two of our mortgage notes that have May 1, 2015 maturities have options to extend the maturity dates for one year, which we exercised, we expect that our financing costs will remain relatively stable during fiscal year 2015.  However, should interest rates change materially, the interest component of our variable rate financing, which is based upon the one-month London Interbank Offered Rate plus 323 basis points, and is capped at 7%, could change.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenues:
Rental income	$12,278	$11,751	$527	4%

Expenses:
Rental operating	6,097	5,467	630	12%
Management fees – related parties	935	906	29	3%
General and administrative	574	522	52	10%
Depreciation and amortization	2,706	2,944	(238)	(8)%
Total expenses	10,312	9,839	473	5%
Income before other expenses	1,966	1,912	54	3%

Other expenses:
Interest expense, net	(2,529)	(2,564)	(35)	(1)%
Casualty loss	—	(28)	(28)	(100)%
Loss on disposal of fixed assets	(37)	(89)	(52)	(58)%
Net loss	$(600)	$(769)	$(169)	(22)%

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.18)	$(0.24)

(Back to Index)

(Back to Index)

Revenues
We attribute the $527,000 increase in revenues principally to an increase in average effective rent per square foot at the Properties. We were able to increase rents as a result of stable occupancy and strong market demand. Occupancy rates have remained consistent during the year ended December 31, 2014 compared to the same period in 2013 for the same properties.
Expenses
We attribute the $473,000 increase in expenses principally to:

•
a $630,000 increase in rental operating expenses, primarily due to a $169,000 increase in insurance expense for all Properties resulting from claims against our self-insurance fund, a $65,000 increase in real estate taxes for the Properties due to assessment increases, and $384,000 increase in repairs and maintenance, generally carpet and vinyl replacements, building repairs, and HVAC repairs.

•	a $52,000 increase in general and administrative due primarily to an increase in audit and legal fees.

•	a $29,000 increase in management fees corresponding to the increase in revenues.
Partially offsetting these increases in expenses was a decrease attributed principally to:

•	a $238,000 decrease in depreciation due to the disposal of appliances, carpeting and flooring and an increase in the capitalization threshold.
Other Expenses
We attribute the $115,000 decrease in other expenses primarily to:

•	a $28,000 decrease in casualty losses due to wind damage that occurred at Bent Oaks in 2013.

•	a $52,000 decrease in the loss on disposals.

•	a $35,000 decrease in interest expense related to the paydown of principal balances on our mortgage notes.
Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Years Ended
	December 31,
	2014	2013
Provided by operating activities (1)	$2,446	$3,133
Used in investing activities	(622)	(1,254)
Used in financing activities	(2,298)	(2,156)
Net decrease in cash	$(474)	$(277)

(1)	Includes changes in operating assets and liabilities.
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
While the two Tamarlane mortgage notes are set to mature on May 1, 2015, we exercised the option to extend the maturity date on both Tamarlane notes for an additional year to May 1, 2016 and plan to sell the property during the extension period.

(Back to Index)

(Back to Index)

During the year ended December 31, 2014, we incurred a net loss; our results are substantially affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties.  Our net loss for the years ended December 31, 2014 and 2013 of $600,000 and $769,000, respectively, included $2.7 million and $2.9 million, respectively, of depreciation and amortization expense.  Excluding these non-cash expenses, our operations generated $2.5 million and $3.7 million, respectively, of positive adjusted cash flow from operations for the years ended December 31, 2014 and 2013, respectively.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in operating assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “Results of Operations,” we anticipate that we will generate positive adjusted cash flow from operations for the year ending December 31, 2015.
The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, a non-GAAP measure, as described in the paragraph above (in thousands):

	Years Ended
	December 31,
	2014	2013
Net cash provided by operating activities	$2,446	$3,133
Net changes in operating assets and liabilities	100	598
Adjusted cash flow from operations (non-GAAP)	$2,546	$3,731
Under our capital improvements program, we expect to spend approximately $4 million in the next three years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.
We are planning improvements to the Properties for the next three years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions. At this time we expect to extend to ensure that we maximize the return to our investors.
The following table sets forth the capital expenditures incurred during the year ended December 31, 2014 and estimated future capital expenditures, which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$74	$325
Bent Oaks	28	688
Cape Cod	52	986
Woodhollow	37	599
Hills	87	552
Village	307	921
Total	$585	$4,071
Our capital expenditures were $585,000 during the year ended December 31, 2014.  We have planned a series of future major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring a previously contemplated interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.
In connection with the acquisitions of our Properties, we have $48.7 million of total mortgage financing outstanding.  For information regarding mortgage financing with respect to each Property, see Note 6 of the notes to our consolidated financial statements.
The purchase of the Village during the year ended December 31, 2012 completed our asset acquisition plans.  The remaining offering proceeds have been reserved for estimated future capital expenditures as noted above.

(Back to Index)

(Back to Index)

Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.  The limited partners have not received their Preferred Return over the six years the Partnership has been operating and we do not anticipate they will receive the return in 2015.
Our debt service requirements for the next 12 months are $2.5 million in the aggregate.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  See Item 1, "Redemption of Units." Cumulatively through December 31, 2014, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although were no units were redeemed in the year then ended.
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
Impairment. We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value. We have not recognized any impairments of our Properties for the years ended December 31, 2014 and 2013.
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
Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard exceptions to the non-recourse nature of the mortgage notes which are secured by the Properties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Omitted pursuant to Regulation S-K, Item 305(e).

(Back to Index)

(Back to Index)

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 7, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 7, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Investors 7, L.P. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 24, 2015

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2014	2013
ASSETS
Rental properties, at cost:
Land	$8,715	$8,715
Buildings and improvements	58,624	58,248
Personal property	2,127	1,949
Construction-in-progress	—	87
Identifiable intangible assets	2,378	2,378
	71,844	71,377
Accumulated depreciation and amortization	(16,255)	(13,628)
	55,589	57,749

Cash	4,483	4,957
Restricted cash	1,989	1,712
Tenant receivables, net	20	22
Accounts receivable due from related parties	99	195
Prepaid expenses and other assets	140	150
Deferred financing costs, net	430	634
Total assets	$62,750	$65,419

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$48,692	$49,350
Accounts payable and accrued expenses	548	734
Real estate tax payable	988	976
Accrued interest	196	200
Payables to related parties	2,010	1,645
Prepaid rent	122	88
Security deposits	273	265
Total liabilities	52,829	53,258
Partners’ capital	9,921	12,161
Total liabilities and partners’ capital	$62,750	$65,419

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended
	December 31,
	2014	2013
Revenues:
Rental income	$12,278	$11,751

Expenses:
Rental operating	6,097	5,467
Management fees – related parties	935	906
General and administrative	574	522
Depreciation and amortization	2,706	2,944
Total expenses	10,312	9,839

Income before other expenses	1,966	1,912

Other expenses:
Interest expense, net	(2,529)	(2,564)
Casualty loss	—	(28)
Loss on disposal of fixed assets	(37)	(89)
Net loss	$(600)	$(769)

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit	$(0.18)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands, except units)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2013	$1	3,269,655	$14,566	$14,567
Distributions	—	—	(1,637)	(1,637)
Net loss	—	—	(769)	(769)
Balance at December 31, 2013	1	3,269,655	12,160	12,161
Distributions	—	—	(1,640)	(1,640)
Net loss	—	—	(600)	(600)
Balance at December 31, 2014	$1	3,269,655	$9,920	$9,921

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(600)	$(769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,706	2,944
Amortization of deferred financing costs	204	209
Casualty loss	—	28
Losses on disposal/sale of fixed assets	37	89
Changes in operating assets and liabilities, excluding the effects of acquisition:
Restricted cash	(277)	(177)
Tenant receivables, net	2	(18)
Prepaid expense and other assets	12	74
Insurance proceeds received	—	35
Accounts receivable - related parties	96	(195)
Accounts payable and accrued expenses	(149)	199
Real estate tax payable	12	392
Accrued interest	(4)	(2)
Payables to related parties	365	313
Prepaid rent	34	2
Security deposits	8	9
Net cash provided by operating activities	2,446	3,133

Cash flows from investing activities:
Capital expenditures	(622)	(1,254)
Net cash used in investing activities	(622)	(1,254)

Cash flows from financing activities:
Distributions to limited partners	(1,640)	(1,637)
Principal payments on mortgage notes payable	(658)	(519)
Net cash used in financing activities	(2,298)	(2,156)

Net decrease in cash	(474)	(277)
Cash at beginning of period	4,957	5,234
Cash at end of period	$4,483	$4,957

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Georgia, Maine, Texas and South Carolina (the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership had no such investments as of December 31, 2014 and 2013.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, during the years ended December 31, 2014 and 2013, RCP held a 5.62% limited partnership interest in the Partnership. RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
The Partnership will continue until March 28, 2016, unless terminated earlier in accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”).  The GP has the right to extend the Partnership term for one or more periods to a maximum of two years in the aggregate following the initial termination date. We plan to continue past the termination date based on the assumption that the General Partner will exercise its right to extend the term of the Partnership for the two one-year extensions.
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
DECEMBER 31, 2014

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
Supplemental Disclosure of Cash Flow Information
During the years ended December 31, 2014 and 2013, the Partnership paid $2.3 million and $2.4 million, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $131,000 and $145,000 for the years ended December 31, 2014 and 2013, respectively.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2014, the Partnership had $4.6 million of deposits at various banks, of which $2.4 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2011 through 2014.
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
The future minimum rental payments to be received from noncancelable operating leases is approximately $6.1 million and $80,000 for the years ending December 31, 2015 and 2016, respectively, and none thereafter.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
Tenant Receivables
Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At December 31, 2014 and 2013, there were $44 and $2,000, respectively, in allowances for uncollectible receivables.
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
NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	Years Ended
	December 31,
	2014	2013
Real estate taxes	$1,089	$882
Insurance	227	278
Capital improvements	673	552
Total	$1,989	$1,712

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 4 – DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2014 and 2013 was $1.2 million and $967,000, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next five years ending December 31, and thereafter, is as follows (in thousands):

2015	$162
2016	88
2017	82
2018	80
2019	18
$430
NOTE 5 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

	Balance at
	December 31,				Annual Interest Rate		Average
Property	2014	2013	Maturity Date				Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2016	(6)	4.92%		$37	(1)
Tamarlane	935	952	05/01/2016	(6)	6.12%		$6	(2)
Bent Oaks	5,820	5,903	01/01/2019	(4)	5.99%	(4)	$37	(2)
Cape Cod	6,045	6,133	01/01/2019	(4)	5.91%	(4)	$38	(2)
Woodhollow	4,991	5,060	01/01/2019	(4)	6.14%	(4)	$32	(2)
Hills	12,527	12,816	01/01/2016		3.40%	(3)	$60	(3)
Village	9,468	9,580	04/01/2019		3.76%	(5)	$31	(5)
Total	$48,692	$49,350
____________________

(1)	Interest only through the date of maturity, at which time the principal is due.

(2)	Monthly payment includes principal and interest.

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

(5)	Interest only payments of $31,000 through April 1, 2014; thereafter, monthly payment including principal and interest will total $44,422.

(6)
The Partnership exercised the option to extend maturity date for an additional 1 year to May 1, 2015. During the extension period, the interest rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

Annual principal payments on the mortgage notes payable for each of the next five years ending December 31, and thereafter, are as follows (in thousands):

2015	$10,571
2016	12,680
2017	479
2018	504
2019	24,458
$48,692

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
Substantially all of the accounts receivable due from related parties represents escrow funds held by RAI for self-insurance. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The insurance pool covers losses up to $2.5 million for property losses and $750,000 for general liability losses. Catastrophic insurance would cover property losses in excess of the insurance pool up to $85 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse on the Partnership financial condition and operating results.
     RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of December 31, 2014 and 2013, investment management fees due to RCP totaled $1.9 million and $1.5 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  As of December 31, 2014 and 2013, property management fees due totaled $85,000 and $49,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties, which are repaid within a few days.  As of December 31, 2014 and 2013, advances due totaled $67,000 and $62,000, respectively.
The Partnership is obligated to pay fees to reimburse expenses of related parties.  These activities are summarized as follows (in thousands):

	Years Ended December 31,
	2014	2013
RCP:
Investment management fees	$322	$321

RREML:
Property management fees - 5% of gross cash receipts	613	585
	$935	$906
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
DECEMBER 31, 2014

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
The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The carrying amounts and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Tamarlane	$9,842	$9,867	$9,858	$10,061
Bent Oaks	5,820	6,327	5,903	6,305
Cape Cod	6,045	6,554	6,133	6,529
Woodhollow	4,990	5,416	5,060	5,404
Hills	12,527	12,342	12,816	12,679
Village	9,468	9,485	9,580	9,260
Total mortgage notes payable	$48,692	$49,991	$49,350	$50,238
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
NOTE 9 – SUBSEQUENT EVENTS
The Partnership sold Woodland Hills on March 19, 2015 for $25.2 million and the Partnership will recognize a gain.
The Partnership has evaluated subsequent events through the date these consolidated financial statements were issued and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

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
Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, the General Partner used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our General Partner concluded that, as of December 31, 2014, our internal control over financial reporting is effective.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Directors and Executive Officers of Our General Partner
The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	44	Director and Chairman of the Board
Alan F. Feldman	51	Director and Senior Vice President
David E. Bloom	50	Director and Senior Vice President
Kevin M. Finkel	43	President
Steven R. Saltzman	51	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	44	Chief Legal Officer and Secretary
Jonathan Z. Cohen, a Director since 2002. Mr. Cohen also has served as Chairman and a Director of Resource Real Estate Management since 2005 and as Chief Executive Officer, President and a Director of Resource Capital Corp., (NYSE: RSO), a real estate investment trust managed by Resource America, since its formation in 2005. Mr. Cohen has been President since 2003 and Chief Executive Officer since 2004 of Resource America and also has served as Chairman and a Director of Resource Financial Institutions Group, Inc., a subsidiary of Resource America, since 2005. Mr. Cohen was Executive Vice President of Resource America from 2001 to 2003, Senior Vice President from 1999 to 2001 and Chief Operating Officer from 2002 to 2004. Mr. Cohen has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P., a publicly registered (NYSE: APL) natural gas pipeline company since its formation in 1999, Vice Chairman of Atlas Energy, L.P. (formally Atlas America, Inc.), a publicly-traded natural gas and oil exploration and production company since 2000 and Vice Chairman of Atlas Energy Resources, a natural gas and oil exploration and production company since 2006. Upon consummation of a transaction with Targa Resources Corp., Mr. Cohen will become the Executive Chairman of Atlas Energy Group, LLC, which will hold all of Atlas Energy L.P.'s assets and businesses other than these related to its Atlas Pipeline Partners segment. Mr. Cohen was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust), or RAIT, a publicly-traded REIT (NYSE: RAS) from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006. Among the reasons for his appointment as director, Mr. Cohen’s financial, business and real estate experience add strategic vision to our General Partner’s board.
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

(Back to Index)

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2014.

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
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officers and directors, as of March 27, 2015. Under the terms of the Partnership Agreement, our affairs are managed by our General Partner. We do not have any officers or directors. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	183,768 units	5.62%

Units of limited partnership interest	Jonathan Z. Cohen, Chairman of the Board and Director	−	−
	Alan F. Feldman, Senior Vice President and Director	−	−
	Kevin M. Finkel, President	−	−
	Steven R. Saltzman, Vice President - Finance	−	−
	David E. Bloom, Senior Vice President and Director	−	−
	Darshan V. Patel, Chief Legal Officer and Assistant Secretary	−	−
Michael S. Yecies, Secretary
	All directors and executive officers as a group	−	−

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

(2)	Beneficial ownership for officers and directors excludes amounts that may be attributable to them as a result of the units beneficially owned by Resource Capital Partners.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE
We pay our General Partner and its affiliates the following fees for their services.
Property Management Fees
We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties. This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties. Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors. If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties. For the year ended December 31, 2014, Resource Real Estate Management earned $613,000 in real estate property management fees.
Deferral of Real Estate Management Fees
We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives. We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment. As of December 31, 2014, no fees had been deferred.

(Back to Index)

Investment Management Fees
We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds from the offering that have been, and continue to be, deployed in real estate investments. The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners. Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “Reimbursement of Administrative Expenses and Direct Costs.” Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return. Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return. For the year ended December 31, 2014, our General Partner earned $322,000 in investment management fees, the payment of which was deferred under the subordination clause of the Partnership Agreement. The payment of the fees earned in the prior years have been deferred as well.
Property Financing Fee for Refinancing a Property
We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties. This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms. The property financing fee for refinancing will not be paid for real estate debt investments. There were no refinancings of the Properties during the year ended December 31, 2014, accordingly, no fees were paid.
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

•
next, to the payment of all unpaid fees (other than our General Partner’s right to reimbursement of any fees previously subordinated to distributions to our limited partners) and other obligations owed by us to our General Partner and its affiliates (other than expense reimbursements), such as loans to us, in proportion to, and to the extent of, the unpaid fees, advances and other obligations to our General Partner and its affiliates under the Partnership Agreement;

•
next, to the payment of all expense reimbursements (other than our General Partner’s right to reimbursement of any fees previously subordinated to distributions to our limited partners) to which our General Partner or its affiliates may be entitled under the Partnership Agreement;

•	next, to the partners in proportion to, and to the extent of, the positive balances of their capital accounts;

(Back to Index)

•	next, 100% to our limited partners until they have received their respective Preferred Returns;

•	next, to our General Partner as reimbursement for any fees previously subordinated to distributions to our limited partners; and

•	thereafter, 80% to our limited partners and 20% to our General Partner.
There were no distributions to the General Partner as of December 31, 2014 and 2013.
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
Parent Entities
See Item 1, “Business - General”
ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP for the periods ended December 31, 2014 and 2013 for professional services rendered were $112,000 and $102,000, respectively.
Audit-Related Fees. We did not incur any audit related fees from Grant Thornton LLP during 2014 and 2013.
Tax Fees. We did not incur any fees for tax services from Grant Thornton LLP during 2014 and 2013.
All Other Fees. We did not incur any other fees from Grant Thornton LLP during 2014 and 2013.
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

1.    Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Changes in Partners’ Capital for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements - December 31, 2014
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
December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):
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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

March 24, 2015	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	March 24, 2015
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 24, 2015
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 24, 2015
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 24, 2015
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President - Finance	March 24, 2015
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

Resource Real Estate Investors 7, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	9,841	$12,632	$1,363	$13,995	(3,657)	1985	7/31/2008	3 - 27.5 years
Portland, ME

Residential	5,820	7,902	1,141	9,043	(2,218)	1978	12/10/2008	3- 27.5 years
Austin, TX

Residential	6,045	8,407	507	8,914	(2,143)	1985	12/10/2008	3 - 27.5 years
San Antonio, TX

Residential	4,991	6,765	966	7,731	(1,853)	1974	12/12/2008	3 - 27.5 years
Austin, TX

Residential	12,527	17,157	2,050	19,207	(4,429)	1985	12/19/2008	3 - 27.5 years
Decatur, GA

Residential	9,468	11,500	1,454	12,954	(1,955)	1970	3/7/2012	3 - 27.5 years
Columbia, SC
	$48,692	$64,363	$7,481	$71,844	$(16,255)

	2014	2013
Balance at the beginning of the period	$71,377	$70,526
Additions during period:
Improvements	584	1,254
Purchase of new asset	—	—
Other - basis adjustment	—	60
Deductions during period:
Sale of land	—	—
Disposals	(117)	(463)
Balance at the end of the period	$71,844	$71,377