Form 10-Q
period 2015-03-31
Resource Real Estate Investors 7, L.P.
filed 2015-05-13
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

ITEM 1.                FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$5,744	$8,715
Buildings and improvements	43,504	58,624
Personal property	1,722	2,127
Identifiable intangible assets	1,725	2,378
	52,695	71,844
Accumulated depreciation and amortization	(12,316)	(16,255)
	40,379	55,589

Cash	5,338	4,483
Restricted cash	1,386	1,989
Tenant receivables, net	21	20
Accounts receivable due from related parties	65	99
Prepaid expenses and other assets	102	140
Deferred financing costs, net	340	430
Total assets	$47,631	$62,750

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$36,050	$48,692
Accounts payable and accrued expenses	610	548
Real estate tax payable	269	988
Accrued interest	160	196
Payables to related parties	91	2,010
Prepaid rent	77	122
Security deposits	217	273
Total liabilities	37,474	52,829
Partners’ capital	10,157	9,921
Total liabilities and partners’ capital	$47,631	$62,750

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$2,993	$3,007

Expenses:
Rental operating	1,442	1,649
Management fees – related parties	228	230
General and administrative	200	192
Depreciation and amortization	498	694
Total expenses	2,368	2,765

Income before other income (expense)	625	242

Other income (expense):
Interest expense, net	(651)	(628)
Gain on sale of rental property	9,603	—
Loss on disposal of fixed assets	—	(2)
Net income (loss)	$9,577	$(388)

Weighted average number of limited partner units outstanding	3,270	3,270

Net income (loss) per weighted average limited partner unit	$2.93	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands, except units)
(unaudited)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2015	$1	3,269,655	$9,920	$9,921
Distributions	—	—	(9,341)	(9,341)
Net income	—	—	9,577	9,577
Balance at March 31, 2015	$1	3,269,655	$10,156	$10,157

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$9,577	$(388)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of rental property	(9,603)	—
Depreciation and amortization	498	694
Amortization of deferred financing costs	47	51
Loss on disposal of fixed assets	—	2
Changes in operating assets and liabilities, excluding the effects of acquisition:
Restricted cash	603	661
Tenant receivables, net	2	3
Prepaid expense and other assets	21	19
Accounts receivable - related parties	34	194
Accounts payable and accrued expenses	272	(59)
Real estate tax payable	(719)	(652)
Accrued interest	(3)	(1)
Payables to related parties	(1,919)	127
Prepaid rent	(31)	2
Security deposits	(4)	(6)
Net cash (used in) provided by operating activities	(1,225)	647

Cash flows from investing activities:
Capital expenditures	(72)	(64)
Proceeds from sale of rental property	11,683	—
Net cash provided by (used in) investing activities	11,611	(64)

Cash flows from financing activities:
Distributions to limited partners	(9,341)	(409)
Principal payments on mortgage notes payable	(190)	(139)
Net cash used in financing activities	(9,531)	(548)

Net increase in cash	855	35
Cash at beginning of period	4,483	4,957
Cash at end of period	$5,338	$4,992

Non-cash Disclosure
Payoff of mortgage note payable	$(12,452)	$—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine, Texas and South Carolina (the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership held no such investments as of March 31, 2015 and December 31, 2014.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.62% limited partnership interest in the Partnership at March 31, 2015 and December 31, 2014. RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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
The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2015 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015
(unaudited)

Subsidiaries	Number of Units	Location
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”)	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”)	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”)	108	Austin, TX
RRE Woodland Hills Holdings, LLC (“Hills”)	(1)	(1)
RRE Woodland Village Holdings, LLC, or Woodland Village Apartments (“Village”)	308	Columbia, SC
	889

(1)	The Hills was sold on March 19, 2015 (see Note 4).
All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Partnership estimates the allowance for uncollectible receivables and loan losses and adjusts the balance quarterly.  The Partnership also estimates the liability for real estate taxes on the Texas properties and adjusts the balance quarterly. Actual results could differ from those estimates.
Supplemental Disclosure of Cash Flow Information
During the three months ended March 31, 2015 and 2014, the Partnership paid $641,000 and $579,000, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $22,000 and $35,000 for the three months ended March 31, 2015, and 2014.
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2012 through 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015
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
The future minimum rental payments to be received from noncancelable operating leases is approximately $4.4 million and $93,000 for the twelve months ending March 31, 2016 and 2017, respectively, and none thereafter.
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
Tenant Receivables
Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At March 31, 2015 and December 31, 2014, there were $0 and $44, respectively, in allowances for uncollectible receivables.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.
Recent Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations.  Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures.  In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required.  This guidance was effective for the Partnership as of January 1, 2015. The Partnership believes this amendment will have no impact on its financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015
(unaudited)

  Accounting Standards Issued But Not Yet Effective.

                In May 2014, FASB issued Accounting Standards Update (“ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Partnership beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption.  The FASB has proposed a one-year deferral for implementing this new guidance.  The Partnership is in the process of determining the method of adoption and assessing the impact of this guidance on the Partnership’s consolidated financial position, results of operations and cash flows.

            In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of the new requirements is not expected to have a significant impact on the Partnership's consolidated financial statements.

            In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Partnership does not expect the adoption of ASU No. 2015-01 to have a significant impact on its consolidated financial statements.

                In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Partnership will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Partnership beginning January 1, 2016. The Partnership is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-03 to have a significant impact on its consolidated financial statements.
NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	March 31, 2015	December 31, 2014
Real estate taxes	$335	$1,089
Insurance	359	227
Capital improvements	692	673
Total	$1,386	$1,989
NOTE 4 - SALE OF RENTAL PROPERTY
During 2015, the Partnership sold its interest in a multifamily residential apartment complex. The Partnership recognized a gain of $9.6 million on the sale of Woodland Hills.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015
(unaudited)

NOTE 5 - DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2015 and December 31, 2014 was $916,000 and $1.2 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next four years ending March 31, is as follows (in thousands):

2016	$97
2017	83
2018	82
2019	78
$340
NOTE 6 - MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

	Balance at	Balance at
Property	March 31, 2015	December 31, 2014	Maturity Date		Annual Interest Rate		Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2016		4.92%		$37	(1)
Tamarlane	931	935	05/01/2016		6.12%		$6	(3)
Bent Oaks	5,797	5,820	01/01/2019	(4)	5.99%	(4)	$37	(2)
Cape Cod	6,021	6,045	01/01/2019	(4)	5.91%	(4)	$38	(2)
Woodhollow	4,972	4,991	01/01/2019	(4)	6.14%	(4)	$32	(2)
Hills	—	12,527	01/01/2016	(5)	3.39%		$60	(5)
Village	9,423	9,468	04/01/2019		3.76%	(2)	$44	(2)
Total	$36,050	$48,692

(1)
Interest only through the date of maturity, at which time the principal is due. The Partnership exercised the option to extend the maturity date of the Tamarlane mortgage note for an additional one year to May 1, 2016. Interest will be variable and calculated monthly based upon the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 2.5% for the term of the loan. The LIBOR at March 31, 2015 was 18 basis points.

(2)	Monthly payment includes principal and interest.

(3)
Monthly payment includes principal and interest. Interest is variable and calculated monthly based upon the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 323 basis points, capped at 7% for the term of the loan. The LIBOR at March 31, 2015 was 18 basis points.

(4)
The Partnership has an option to extend the maturity date for an additional one year to January 1, 2020.  During the extension period, the interest rate would convert to the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 2.5%. The LIBOR at March 31, 2015 was 18 basis points.

(5)	On March 19, 2015, the Partnership sold its interest in Woodland Hills.
Annual principal payments on the mortgage notes payable for each of the next four years ending March 31, are as follows (in thousands):

2016	$9,382
2017	1,349
2018	485
2019	24,834
$36,050

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015
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
NOTE 7 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
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
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of March 31, 2015 and December 31, 2014, the amount of unpaid subordinated investment management fees totaled $1,000 and $1.9 million, respectively. The annual investment management fee was paid down due to the sale of Woodland Hills during the three months ended March 31, 2015.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  As of March 31, 2015 and December 31, 2014, property management fees due totaled $55,000 and $85,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  As of March 31, 2015 and December 31, 2014, advances due totaled $35,000 and $67,000, respectively.
The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These expenses are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
RCP:
Investment management fees	$1	$81

RREML:
Property management fees - 5% of gross cash receipts	155	149
	$156	$230

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015
(unaudited)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.
The carrying amounts and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Tamarlane	$9,837	$9,796	$9,842	$9,867
Bent Oaks	5,797	6,267	5,820	6,327
Cape Cod	6,021	6,493	6,045	6,554
Woodhollow	4,972	5,364	4,990	5,416
Hills	—	—	12,527	12,342
Village	9,423	9,426	9,468	9,485
Total mortgage notes payable	$36,050	$37,346	$48,692	$49,991
NOTE 9 - SUBSEQUENT EVENTS
The Partnership has evaluated subsequent events through the date of these consolidated financial statements were issued and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

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

Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Maine, South Carolina and Texas, which we refer to as our Properties.   We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of March 31, 2015, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments would be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.
As of March 31, 2015, we have six subsidiaries and we own five multifamily residential rental Properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/2008	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/2008	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/2008	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills (2)	12/19/2008	65%	—
RRE Woodland Village Holdings, LLC, or Village	03/07/2012	77%	308	Columbia, SC
			889

(1)	Original face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

(2)	RRE Woodland Hills Holdings, LLC or Hills, a 228 unit multifamily apartment complex in Georgia, was sold on March 19, 2015.

The following tables set forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Property	2015	2014	2015	2014	2015	2014
Tamarlane	97.7%	93.1%	$1.39	$1.25	38%	44%
Bent Oaks	91.6%	95.8%	$1.20	$1.18	54%	54%
Cape Cod	90.8%	99.6%	$0.95	$0.96	52%	62%
Woodhollow	94.5%	96.6%	$1.06	$1.07	57%	52%
Village	93.8%	95.6%	$0.54	$0.54	56%	66%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

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
The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our rental revenues through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties' experienced an overall decrease in the average occupancy rate during the three months ended March 31, 2015 of approximately 2.3%, with an average occupancy of 93.7% as compared to an average occupancy rate of 96.0% during the same period of 2014. Our Properties experienced an overall decrease in the average effective rent per square foot of $0.07 during the three months ended March 31, 2015 compared to the same period in 2014 for the same properties. This decrease can be attributed to unexpected move outs in Cape Cod during the three months ended March 31, 2015,
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
With the exception of one mortgage note, our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained relatively stable during the period of our ownership of the Properties.  Based upon current economic conditions and their effect on interest rates, and because two of our mortgage notes otherwise due on May 1, 2015 had options to extend the maturity dates for one year, which we exercised, we expect that our financing costs will remain relatively stable during fiscal year 2015.  The interest rate on the two mortgage notes which have been extended to May 1, 2016 will convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%. However, should interest rates change materially, the interest component of our variable rate financing, which is based upon either the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5% or the one-month London Interbank Offered Rate plus 323 basis points, and is capped at 7%, could change.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenues:
Rental income	$2,993	$3,007	$(14)	(1)%

Expenses:
Rental operating	1,442	1,649	(207)	(13)%
Management fees – related parties	228	230	(2)	(1)%
General and administrative	200	192	8	4%
Depreciation and amortization	498	694	(196)	(28)%
Total expenses	2,368	2,765	(397)	(14)%
Income before other income (expense)	625	242	383	158%

Other income (expense):
Interest expense, net	(651)	(628)	23	4%
Gain on sale of rental property	9,602	—	9,603	100%
Loss on disposal of fixed assets	—	(2)	(2)	(100)%
Net income (loss)	$9,577	$(388)	$9,965	2,568%

Weighted average number of limited partner units outstanding	3,270	3,270

Net income (loss) per weighted average limited partner unit	$2.93	$(0.12)
Revenues
We attribute the $14,000 decrease in revenues principally to an overall decrease in the average effective rent per square foot and a decrease in occupancy rates at the Properties. These rates have varied within our expected range.
Expenses
We attribute the $397,000 decrease in expenses principally to:

•
a $208,000 decrease in rental operating expenses, primarily due to a $171,000 decrease in insurance expense as a result of limited losses in the property insurance and general liability insurance pool portfolio managed by RAI and the sale of the Woodland Hills property in the first quarter.

•	a $196,000 decrease in depreciation and amortization primarily related to the sale of Woodland Hills rental property.
Other income (expense)

•	a $9.6 million increase in other income (expense) is due to the gain realized on the sale of Woodland Hills.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	March 31,
	2015	2014
(Used in) provided by operating activities (1)	$(1,225)	$647
Provided by (used in) investing activities	11,611	(64)
Used in financing activities	(9,531)	(548)
Net increase in cash	$855	$35

(1)	Includes changes in operating assets and liabilities.
Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and to control property operating expenses.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.
Under our capital improvements program, we expect to spend approximately $3.4 million in the next three years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.
We are planning improvements to the Properties for the next three years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions. At this time, we expect that the General Partner will, in fact, do so in order to maximize the return to our investors.
The following table sets forth the capital expenditures incurred during the nine months ended March 31, 2015 and estimated future capital expenditures, which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$7	$315
Bent Oaks	7	599
Cape Cod	4	949
Woodhollow	18	587
Hills	6	—
Village	30	910
Total	$72	$3,360
Our capital expenditures were $72,000 during the three months ended March 31, 2015.  We have planned a series of future major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring a previously contemplated interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions. Any excess cash flow not used for capital expenditures would be distributed to the investors.

(Back to Index)

(Back to Index)

In connection with the acquisitions of our Properties, we have $36.1 million of total mortgage financing outstanding.  For information regarding mortgage financing with respect to each Property, see Note 6 of the notes to our consolidated financial statements.
Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.  The limited partners received their Preferred Return during the three months ended March 31, 2015 due to sale of Woodland Hills. Subsequently, the subordinated investment management fee of $1.9 million were paid on March 31, 2015. The investment management fee continues to accrue for the remaining rental properties.
Our debt service requirements for the next 12 months are $9.3 million in the aggregate.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  Cumulatively through March 31, 2015, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although no units were redeemed in the three months then ended.
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
For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

May 13, 2015	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

May 13, 2015	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President – Finance
(Principal Financial and Accounting Officer)

(Back to Index)