Form 10-Q
period 2015-06-30
Resource Real Estate Investors 7, L.P.
filed 2015-08-11
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

ITEM 1.                FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$5,744	$8,715
Buildings and improvements	43,544	58,624
Personal property	1,788	2,127
Identifiable intangible assets	1,725	2,378
	52,801	71,844
Accumulated depreciation and amortization	(12,810)	(16,255)
	39,991	55,589

Cash	5,671	4,483
Restricted cash	981	1,989
Tenant receivables, net	32	20
Accounts receivable due from related parties	179	99
Prepaid expenses and other assets	173	140
Deferred financing costs, net	306	430
Total assets	$47,333	$62,750

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$35,940	$48,692
Accounts payable and accrued expenses	525	548
Real estate tax payable	537	988
Accrued interest	135	196
Payables to related parties	157	2,010
Prepaid rent	101	122
Security deposits	227	273
Total liabilities	37,622	52,829
Partners’ capital	9,711	9,921
Total liabilities and partners’ capital	$47,333	$62,750

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$2,463	$3,058	$5,456	$6,066

Expenses:
Rental operating	1,249	1,460	2,690	3,110
Management fees – related parties	182	233	411	462
General and administrative	138	143	338	335
Depreciation and amortization	497	684	995	1,378
Total expenses	2,066	2,520	4,434	5,285

Income before other income (expense)	397	538	1,022	781

Other income (expense):
Interest expense, net	(462)	(634)	(1,113)	(1,262)
Gain on sale of rental property	—	—	9,603	—
Loss on disposal of fixed assets	—	(23)	—	(25)
Net income (loss)	$(65)	$(119)	$9,512	$(506)

Weighted average number of limited partner units outstanding	3,270	3,270	3,270	3,270

Net income (loss) per weighted average limited partner unit	$(0.02)	$(0.04)	$2.91	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands, except units)
(unaudited)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2015	$1	3,269,655	$9,920	$9,921
Distributions	—	—	(9,722)	(9,722)
Net income	—	—	9,512	9,512
Balance at June 30, 2015	$1	3,269,655	$9,710	$9,711

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

0RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$9,512	$(506)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of rental property	(9,603)	—
Depreciation and amortization	995	1,378
Amortization of deferred financing costs	81	103
Loss on disposal of fixed assets	—	25
Changes in operating assets and liabilities, excluding the effects of acquisition:
Restricted cash	1,008	320
Tenant receivables, net	(8)	5
Prepaid expense and other assets	(50)	(46)
Accounts receivable - related parties	(80)	34
Accounts payable and accrued expenses	189	(22)
Real estate tax payable	(451)	(328)
Accrued interest	(28)	(7)
Payables to related parties	(1,853)	232
Prepaid rent	(8)	34
Security deposits	5	1
Net cash (used in) provided by operating activities	(291)	1,223

Cash flows from investing activities:
Capital expenditures	(182)	(273)
Proceeds from sale of rental property	24,135	—
Net cash provided by (used in) investing activities	23,953	(273)

Cash flows from financing activities:
Distributions to limited partners	(9,722)	(819)
Principal payments on mortgage notes payable	(12,752)	(299)
Net cash used in financing activities	(22,474)	(1,118)

Net increase (decrease) in cash	1,188	(168)
Cash at beginning of period	4,483	4,957
Cash at end of period	$5,671	$4,789

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine, Texas and South Carolina (the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties although the Partnership held no such investments as of June 30, 2015 and December 31, 2014.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.62% limited partnership interest in the Partnership at June 30, 2015 and December 31, 2014. RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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
The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2015 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.
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
JUNE 30, 2015
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
Supplemental Disclosure of Cash Flow Information
During the six months ended June 30, 2015 and 2014, the Partnership paid $1.1 million and $1.2 million, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $39,000 and $60,000 for the three and six months ended June 30, 2015 and $35,000 and 64,000 for the three and six months ended June 30, 2014, respectively.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method.
Income Taxes
Income taxes or credits resulting from earnings or losses are payable by, or accrue to the benefit of, the partners; accordingly, no provision has been made for income taxes in these consolidated financial statements.
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
JUNE 30, 2015
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
The future minimum rental payments to be received from leases currently in place is approximately $5.3 million and $61,000 for the twelve months ending June 30, 2016 and 2017, respectively, and none thereafter.
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
Tenant Receivables
Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At June 30, 2015 and December 31, 2014, there were $0 and $44, respectively, in allowances for uncollectible receivables.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.
Recent Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations.  Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures.  In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required.  This guidance is effective for the Partnership as of January 1, 2015. This amendment has had no impact on the Partnership's financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015
(unaudited)

  Accounting Standards Issued But Not Yet Effective.

                In May 2014, FASB issued Accounting Standards Update (“ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Partnership beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Partnership is in the process of determining the method of adoption and assessing the impact of this guidance on the Partnership’s consolidated financial position, results of operations and cash flows.

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
NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	June 30, 2015	December 31, 2014
Real estate taxes	$520	$1,089
Insurance	45	227
Capital improvements	416	673
Total	$981	$1,989
NOTE 4 - SALE OF RENTAL PROPERTY
In March 2015, the Partnership sold its interest in Hills, a multifamily residential apartment complex, and recognized a gain of $9.6 million on the sale.

NOTE 5 - DEFERRED FINANCING COSTS

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015
(unaudited)

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of June 30, 2015 and December 31, 2014 was $950,000 and $1.2 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next four years ending June 30, is as follows (in thousands):

2016	$85
2017	83
2018	82
2019	56
$306
NOTE 6 - MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

	Balance at	Balance at
Property	June 30, 2015	December 31, 2014	Maturity Date		Annual Interest Rate		Monthly Debt Service
Tamarlane	$8,906	$8,906	05/01/2016		2.69%		$20	(1)
Tamarlane	925	935	05/01/2016		2.69%		$6	(3)
Bent Oaks	5,776	5,820	01/01/2019	(4)	5.99%	(4)	$37	(2)
Cape Cod	5,998	6,045	01/01/2019	(4)	5.91%	(4)	$38	(2)
Woodhollow	4,954	4,991	01/01/2019	(4)	6.14%	(4)	$32	(2)
Hills	—	12,527	01/01/2016	(5)	3.39%		$60	(5)
Village	9,381	9,468	04/01/2019		3.76%	(2)	$44	(2)
Total	$35,940	$48,692

(1)
Interest only through the date of maturity, at which time the principal is due. The Partnership exercised the option to extend the maturity date of the Tamarlane mortgage note for an additional one year to May 1, 2016. Interest will be variable and calculated monthly based upon the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 2.5% for the term of the loan. The LIBOR at June 30, 2015 was 19 basis points.

(2)	Monthly payment includes principal and interest.

(3)
Monthly payment includes principal and interest. The Partnership exercised the option to extend the maturity date of the Tamarlane mortgage note for an additional one year to May 1, 2016. Interest will be variable and calculated monthly based upon the one-month LIBOR plus 2.5% for the term of the loan. The LIBOR at June 30, 2015 was 19 basis points.

(4)
The Partnership has an option to extend the maturity date for an additional one year to January 1, 2020.  During the extension period, the interest rate would convert to the one-month LIBOR plus 2.5%. The LIBOR at June 30, 2015 was 19 basis points.

(5)	On March 19, 2015, the Partnership paid the balance of the mortgage with the proceeds from the sale of the Hills.
Annual principal payments on the mortgage notes payable for each of the next four years ending June 30, are as follows (in thousands):

2016	$10,271
2017	466
2018	491
2019	24,712
$35,940

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015
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
Substantially all of the accounts receivable due from related parties represents escrow funds held by RAI for self-insurance. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The insurance pool covers losses up to $2.5 million for property losses and $750,000 for general liability losses. Catastrophic insurance would cover property losses in excess of the insurance pool up to $85 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse on the Partnership's financial condition and operating results.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of June 30, 2015 and December 31, 2014, the amount of unpaid subordinated investment management fees totaled $89,000 and $1.9 million, respectively. The annual investment management fee was paid down due to the sale of Woodland Hills in the first quarter.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  As of June 30, 2015 and December 31, 2014, property management fees due totaled $48,000 and $85,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  As of June 30, 2015 and December 31, 2014, advances due totaled $49,000 and $67,000, respectively.
The Partnership is obligated to pay fees to related parties.  These expenses are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
RCP:
Investment management fees	$59	$80	$60	$160

RREML:
Property management fees - 5% of gross cash receipts	119	153	274	302
	$178	$233	$334	$462
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
JUNE 30, 2015
(unaudited)

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
The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.
The carrying amounts and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Tamarlane	$9,831	$9,712	$9,842	$9,867
Bent Oaks	5,776	6,161	5,820	6,327
Cape Cod	5,998	6,383	6,045	6,554
Woodhollow	4,954	5,271	4,990	5,416
Hills	—	—	12,527	12,342
Village	9,381	9,291	9,468	9,485
Total mortgage notes payable	$35,940	$36,818	$48,692	$49,991
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

Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Maine, South Carolina and Texas, which we refer to as our Properties.   We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of June 30, 2015, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments would be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.
As of June 30, 2015, we have six subsidiaries and we own five multifamily residential rental Properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/2008	68%	115	Portland, ME
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/2008	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/2008	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills (2)	12/19/2008	65%	—
RRE Woodland Village Holdings, LLC, or Village	03/07/2012	77%	308	Columbia, SC
			889

(1)	Original face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

(2)	The Hills, a 228 unit multifamily apartment complex in Georgia, was sold on March 19, 2015.

The following tables set forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Property	2015	2014	2015	2014	2015	2014
Tamarlane	98.1%	97.5%	$1.44	$1.31	35%	41%
Bent Oaks	91.3%	97.3%	$1.21	$1.23	57%	55%
Cape Cod	96.3%	92.4%	$1.01	$0.95	57%	58%
Woodhollow	93.1%	94.7%	$1.05	$1.06	63%	60%
Village	95.5%	92.7%	$0.55	$0.53	60%	57%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Property	2015	2014	2015	2014	2015	2014
Tamarlane	97.9%	95.3%	$1.41	$1.28	38%	43%
Bent Oaks	91.4%	96.4%	$1.20	$1.21	55%	54%
Cape Cod	93.5%	93.4%	$0.98	$0.96	55%	60%
Woodhollow	93.7%	95.7%	$1.05	$1.07	61%	56%
Village	94.6%	94.1%	$0.55	$0.54	58%	63%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

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
The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our rental revenues through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties' experienced an overall decrease in the average occupancy rate during the six months ended June 30, 2015 of approximately (0.8)%, with an average occupancy of 94.2% as compared to an average occupancy rate of 95.0% during the same period of 2014. Our Properties experienced an overall increase in the average effective rent per square foot of $0.07 during the six months ended June 30, 2015 compared to the same period in 2014 for the same properties. The net impact of the lower average occupancy rate offset by the higher average effective rent per square foot during the quarter ending June 30, 2015 was to increase rental revenue for the quarter.
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
With the exception of one mortgage note, our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained relatively stable during the period of our ownership of the Properties.  Based upon current economic conditions and their effect on interest rates, and because two of our mortgage notes otherwise due on May 1, 2015 had options to extend the maturity dates for one year, which we exercised, we expect that our financing costs will remain relatively stable during fiscal year 2015.  The interest rate on the two mortgage notes which have been extended to May 1, 2016 were converted to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%. However, should interest rates change materially, the interest component of our variable rate financing, which is based upon either the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5% or the one-month London Interbank Offered Rate plus 323 basis points, and is capped at 7%, could change.

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenues:
Rental income	$2,463	$3,058	$(595)	(19)%

Expenses:
Rental operating	1,249	1,460	(211)	(14)%
Management fees – related parties	182	233	(51)	(22)%
General and administrative	138	143	(5)	(3)%
Depreciation and amortization	497	684	(187)	(27)%
Total expenses	2,066	2,520	(454)	(18)%
Income before other income (expense)	397	538	(141)	(26)%

Other income (expense):
Interest expense, net	(462)	(634)	(172)	(27)%
Loss on disposal of fixed assets	—	(23)	(23)	(100)%
Net (loss)	$(65)	$(119)	$(54)	(45)%

Weighted average number of limited partner units outstanding	3,270	3,270

Net (loss) per weighted average limited partner unit	$(0.02)	$(0.04)
Revenues
We attribute the $595,000 decrease in revenues principally to the sale of Hills rental property in the first quarter. Average effective rent per square foot and occupancy rates have varied within our expected range.
Expenses
We attribute the $454,000 decrease in expenses principally to:

•
a $211,000 decrease in operating expense of which $200,000 is directly attributable to the sale of Hills and $20,000 relates to a decrease in the repairs and maintenance expenses on the remaining properties.

•	a $51,000 decrease in management fees corresponding to the decrease in revenues attributable to Hills.

•	a $187,000 decrease in depreciation and amortization primarily related to the sale of Hills.
Other income (expense)

•	a $172,000 decrease in interest expense can be attributed to the sale of Hills.

•	a $23,000 decrease in loss on disposals primarily related to assets being fully depreciated when disposed of during the three months ended June 30, 2015.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenues:
Rental income	$5,456	$6,066	$(610)	(10)%

Expenses:
Rental operating	2,690	3,110	(420)	(14)%
Management fees – related parties	411	462	(51)	(11)%
General and administrative	338	335	3	1%
Depreciation and amortization	995	1,378	(383)	(28)%
Total expenses	4,434	5,285	(851)	(16)%
Income before other income (expense)	1,022	781	241	31%

Other income (expense):
Interest expense, net	(1,113)	(1,262)	(149)	(12)%
Gain on sale of rental property	9,603	—	9,603	100%
Loss on disposal of fixed assets	—	(25)	(25)	(100)%
Net income (loss)	$9,512	$(506)	$9,670	1,980%

Weighted average number of limited partner units outstanding	3,270	3,270

Net income (loss) per weighted average limited partner unit	$2.91	$(0.15)
Revenues
We attribute the $610,000 decrease in revenues principally to the sale of Hills rental property in the first quarter. Average effective rent per square foot and occupancy rates have varied within our expected range.
Expenses
We attribute the $851,000 decrease in expenses principally to:

•
a $420,000 decrease in rental operating expenses, primarily due to a $110,000 decrease in insurance expense as a result of limited losses in the property insurance and general liability insurance pool portfolio managed by RAI and the sale of Hills in the first quarter, an $80,000 decrease in the repairs and maintenance accounts, and a $100,000 decrease in real estate taxes due to the sale of the Hills.

•	a $383,000 decrease in depreciation and amortization of which $354,000 primarily related to the sale of the Hills.
Other income (expense)

•	a $9.6 million increase in other income (expense) is due to the gain realized on the sale of Hills.

•	a $149,000 decrease in interest expense is related to the paydown of principal balances on our mortgage notes.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2015	2014
(Used in) provided by operating activities (1)	$(291)	$1,223
Provided by (used in) investing activities	23,953	(273)
Used in financing activities	(22,474)	(1,118)
Net increase (decrease) in cash	$1,188	$(168)

(1)	Includes changes in operating assets and liabilities.
Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from both operations and sales, and to control property operating expenses.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property. We have retained a portion of the proceeds from the sale of the Hills to ensure adequate operating liquidity for the remaining term of the fund.
Under our capital improvements program, we expect to spend approximately $3 million in the next three years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities. We have retained a portion of the proceeds from the sale of the Hills to ensure adequate funding for the future capital expenditures which we may determine to be necessary to position the remaining properties for eventual sale.
We are planning improvements to the Properties for the next three years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions. At this time, we expect that the General Partner will, in fact, do so in order to maximize the return to our investors.
The following table sets forth the capital expenditures incurred during the nine months ended June 30, 2015 and estimated future capital expenditures, which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$23	$54
Bent Oaks	13	593
Cape Cod	45	909
Woodhollow	24	581
Hills	6	—
Village	71	870
Total	$182	$3,007
Our capital expenditures were $182,000 during the six months ended June 30, 2015.  We have planned a series of future major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring a previously contemplated interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions. Any excess cash flow not used for capital expenditures would be distributed to the investors.

(Back to Index)

(Back to Index)

In connection with the acquisitions of our Properties, we have $35.9 million of total mortgage financing outstanding.  For information regarding mortgage financing with respect to each Property, see Note 6 of the notes to our consolidated financial statements.
Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.  The limited partners received their Preferred Return during the six months ended June 30, 2015 due to sale of Woodland Hills. Subsequently, the subordinated investment management fee of $89,000 was paid on June 30, 2015. The investment management fee continues to accrue for the remaining rental properties.
Our debt service requirements for the next 12 months are $10.3 million in the aggregate.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  Cumulatively through June 30, 2015, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although no units were redeemed in the three or six months then ended.
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
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

August 11, 2015	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

August 11, 2015	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President – Finance
(Principal Financial and Accounting Officer)

(Back to Index)