Form 10-K
period 2015-12-31
Resource Real Estate Investors 7, L.P.
filed 2016-03-29
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

As used herein, the terms “we,” “us,” or “our” refer to Resource Real Estate Investors 7, L.P.

(Back to Index)

(Back to Index)

ITEM 1.        BUSINESS
General
Resource Real Estate Investors 7, L.P., is a Delaware limited partnership which was formed on March 28, 2008 and commenced operations on June 16, 2008. We own in fee, operate and invest in multifamily residential rental properties, which we refer to as the Properties, located in South Carolina and Texas. We may also invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property. We currently do not own any real estate debt investments.
Our general partner, Resource Capital Partners, Inc., or the General Partner (the "GP"), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs, or TICs. Our General Partner operates and manages our Properties on our behalf, and is responsible for evaluating, managing, refinancing, and selling our Properties on our behalf. Our General Partner is an indirect wholly owned subsidiary of Resource America, Inc., (or RAI), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund and commercial finance management sectors.
Our goals are to generate regular cash distributions from our operations, gains from the potential appreciation in the value of our Properties, and cash for our partners’ distributions from the sale or refinancing of the Properties.
In accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”), the GP has the right to extend the Partnership term for a maximum of two years in the aggregate following the initial termination date. In February 2016, the GP extended the Partnership's term for one year until March 28, 2017.
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
Real Estate Manager
Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of General Partner, manages or supervises the management of our Properties under a real estate management agreement with us or our subsidiary holding legal title to a particular Property. Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs. In October 2007, Resource Real Estate Management, Inc., d/b/a Resource Residential, a wholly owned subsidiary of Resource America, was formed to manage residential real estate investments for Resource Real Estate Management. For a discussion of the management fees payable under these arrangements, see Item 13.
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

(Back to Index)

(Back to Index)

•	second, 100% to our limited partners until their respective adjusted capital contribution has been reduced to zero; and

•	thereafter, 80% to our limited partners and 20% to our General Partner.
An adjusted capital contribution is the amount originally paid for the limited partnership interest, less previous distributions of distributable cash from capital transactions.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request. However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion. We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner. If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units. As of the date of this Report, 5,000 units have been redeemed. During the years ended December 31, 2015 and December 31, 2014, we did not receive any redemption requests.
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

ITEM 4.         MINE SAFETY PROPERTIES
Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded. There is no established market for our limited partner units and it is unlikely that any will develop. As of March 29, 2016 there were 596 holders of record of our limited partnership units.

We pay distributions monthly. During 2015, we paid to the General Partner $2.1 million of the investment management fee due to the sale of two of the Properties. Total distributions paid to Limited Partners were $17.1 million and $1.6 million in 2015 or 2014, respectively. The following table details these distributions by month:

	December 31, 2015		December 31, 2014
	Distributions	Per Unit	Distributions	Per Unit
January	$136,871	$0.042	$136,495	$0.042
February	136,871	0.042	136,495	0.042
March	9,067,732	2.773	136,495	0.042
April	126,669	0.039	136,495	0.042
May	126,669	0.039	136,494	0.042
June	126,669	0.039	136,869	0.042
July	126,670	0.039	136,870	0.042
August	126,676	0.039	136,870	0.042
September	126,677	0.039	136,870	0.042
October	126,677	0.039	136,870	0.042
November	126,677	0.039	136,870	0.042
December	6,775,463	2.072	136,871	0.042
Total distributions for the year	$17,130,321	$5.239	$1,640,564	$0.504
We do not have any equity compensation plans.
ITEM 6.        SELECTED FINANCIAL DATA
Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in South Carolina and Texas. We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of December 31, 2015, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments would be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.

(Back to Index)

(Back to Index)

As of December 31, 2015, we own four multifamily residential rental Properties through our 100% owned subsidiaries. During the year ended December 31, 2015 we sold 2 multifamily properties. The following table presents our multifamily residential rental properties:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane (3)	07/31/2008	68%	—	—
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/2008	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/2008	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or The Hills (2)	12/19/2008	65%	—	—
RRE Woodland Village Holdings, LLC, or Village	03/07/2012	77%	308	Columbia, SC
			774

(1)	Original face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

(2)	The Hills, a 228 unit multifamily apartment complex in Georgia, was sold on March 19, 2015.

(3)	Tamarlane, a 115 unit multifamily apartment complex in Maine, was sold on December 1, 2015.

The following table sets forth operating statistics about our multifamily residential rental properties. This table does not include information with respect to two properties, Woodland Hills and Tamarlane, which were sold during fiscal year 2015:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	December 31,		December 31,		December 31,
Apartment Complex	2015	2014	2015	2014	2015	2014
Bent Oaks	93.1%	95.9%	$1.24	$1.22	59%	52%
Cape Cod	94.8%	94.1%	$1.01	$0.96	59%	58%
Woodhollow	94.1%	93.9%	$1.08	$1.06	63%	56%
Village	94.4%	94.3%	$0.55	$0.54	63%	59%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees and transaction expenses, as a percentage of rental income, excluding any adjustment for concessions.

Results of Operations
We generate our income from the net revenues we receive from our Properties. In addition to the rental revenues we also generate funds from the sales or refinancing of our Properties as seen with the sale of the Hills in the first quarter of 2015 and the sale of Tamarlane in the fourth quarter of 2015. Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.

•	net proceeds from property dispositions
The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions.  Under our LRO program, we seek to price our rents for apartment

(Back to Index)

(Back to Index)

units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall decrease in the average occupancy rate during the year ended December 31, 2015 of approximately 0.45%, with an average occupancy of 94.1% as compared to an average occupancy rate of 94.6% during the same period of 2014. Our Properties also experienced an overall increase in the average effective rent per square foot of $0.02 during the year ended December 31, 2015 compared to the same period in 2014 for the same properties. The net impact of the lower average occupancy rate offset by the higher average effective rent per square foot during the year ending December 31, 2015 was to increase rental revenue for the year for the remaining properties.
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained relatively stable during the period of our ownership of the Properties.  Based upon current economic conditions we expect that our financing costs will remain relatively stable during fiscal year 2016.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenues:
Rental income	$10,341	$12,278	$(1,937)	(16)%

Expenses:
Rental operating	5,385	6,097	(712)	(12)%
Management fees – related parties	768	935	(167)	(18)%
General and administrative	503	574	(71)	(12)%
Depreciation and amortization	1,872	2,706	(834)	(31)%
Total expenses	8,528	10,312	(1,784)	(17)%

Income before other income (expenses)	1,813	1,966	(153)	(8)%

Other Income (expenses):
Interest expense, net	(1,957)	(2,529)	(572)	23%
Gain on sale of rental properties	17,645	—	17,645	100%
Loss on disposal of fixed assets	(16)	(37)	(21)	57%
Total other income (expenses)	15,672	(2,566)	18,238	(711)%

Net income (loss)	$17,485	$(600)	$18,085	(3,014)%

Weighted average number of limited partner units outstanding	$3,270	$3,270

Net income (loss) per weighted average limited partner unit, basic and diluted	$5.35	$(0.18)
Revenues
We attribute the $1.9 million decrease in revenues principally to the sale of the Hills and Tamarlane properties in the first and fourth quarter of 2015, respectively. Average effective rent per square foot and occupancy rates have varied within our expected range.
Expenses
We attribute the $1.8 million decrease in expenses principally to:

•	a $712,000 decrease in rental operating expenses primarily due to:

▪	a $112,000 decrease in insurance expense as a result of limited losses in the property and general liability insurance portfolio pool managed by RAI,

(Back to Index)

(Back to Index)

▪	a $501,000 decrease in operating expenses due to sale of the Hills and Tamarlane in the first and fourth quarter of 2015, respectively, and

▪	a $99,000 decrease in real estate taxes primarily attributable to the sale of the Hills in the first quarter of 2015.

•	a $167,000 decrease in management fees corresponding to the decrease in revenues attributable to the sale of the Hills and Tamarlane.

•	a $834,000 decrease in depreciation and amortization of which $677,000 related to the sale of the Hills and $147,000 related to Tamarlane.
Other income (expense)

•
a $18.2 million increase in other income (expense) is principally due to the gain on sale of rental properties of $9.6 million and $8.0 million realized on the disposition of the Hills and Tamarlane, respectively.

•	a $572,000 decrease in interest expense is related to the amortization of principal balances on our mortgage notes and the payoff of the Hills and Tamarlane mortgages upon sales of the Properties.
Liquidity and Capital Resources
The following table sets forth our net sources and uses of cash (in thousands):

	Years Ended
	December 31,
	2015	2014
Net cash provided by operating activities (1)	$656	$2,446
Net cash provided by (used in) investing activities	19,222	(622)
Net cash used in financing activities	(17,659)	(2,298)
Net increase (decrease) in cash	$2,219	$(474)

(1)	Includes changes in operating assets and liabilities.
Our liquidity needs consist principally of funds used to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from both operations and sales, and to control property operating expenses. The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent. Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates. The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property. We have retained a portion of the proceeds from the sales of the Hills and Tamarlane to ensure adequate operating liquidity for the remaining term of the Partnership, pay off related debt and make distribution to investors. We also have retained a portion of the proceeds from the sales of the Hills and Tamarlane to ensure adequate funding for the future capital expenditures which we may determine to be necessary to position the remaining properties for eventual sale.
During the year ended December 31, 2015, we recognized net income of $17.5 million. Our results are substantially affected by gains of $9.6 million and $8.0 million realized on the sales of the Hills and Tamarlane, respectively. In comparison to the same period in 2014 when we incurred a net loss of $600,000, our 2014 results were primarily affected by non-cash expenses, principally depreciation and amortization expense, as is common for entities that own real properties. Our non-cash expenses for the years ended December 31, 2015 and 2014 included $1.9 million and $2.7 million, respectively, of depreciation and amortization. Excluding these non-cash expenses, our operations generated $1.9 million and $2.5 million, respectively, of positive adjusted cash flow from operations for the years ended December 31, 2015 and 2014, respectively.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in operating assets and liabilities.  Management views adjusted cash flow from operations as a useful and appropriate supplement to cash provided by operating activities, since distributions to the limited partners depend upon this measure.  Unless our properties are affected by the factors referred to above in this discussion and in “Results of Operations,” we anticipate that we will generate positive adjusted cash flow from operations for the year ending December 31, 2016.

(Back to Index)

(Back to Index)

The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, a non-GAAP measure, as described in the paragraph above (in thousands):

	Years Ended
	December 31,
	2015	2014
Net cash provided by operating activities	$656	$2,446
Net changes in operating assets and liabilities	1,198	100
Adjusted cash flow from operations (non-GAAP)	1,854	2,546
Under our capital improvements program, we could potentially spend approximately $1.8 million during the remaining partnership term for property improvements intended to increase the Properties’ appeal to tenants and prospective purchasers. As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.
We are planning improvements to the Properties for the next two years based on the assumption that the General Partner will exercise its right to extend the term of the partnership through March of 2018. At this time, we expect that the General Partner will, in fact, do so in order to maximize the return to our investors.
The following table sets forth the capital expenditures incurred during the year ended December 31, 2015 and estimated future capital expenditures, which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Tamarlane	$83	$—
Bent Oaks	62	439
Cape Cod	148	418
Woodhollow	107	422
Hills	6	—
Village	257	533
Total	$663	$1,812
Our capital expenditures were $663,000 during the year ended December 31, 2015.  We have planned a series of future capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring a previously contemplated interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.
In connection with the acquisitions of our Properties, we have $25.9 million of total mortgage financing outstanding.  For information regarding mortgage financing with respect to each Property, see Note 5 of the notes to our consolidated financial statements.
Our payables to related parties primarily consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner. The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return. The limited partners received their Preferred Return during the twelve months ended December 31, 2015 due to the sales of the Hills and Tamarlane. As a result, $1.9 million of the subordinated investment management fees was paid in March 2015 and $159,000 was paid in December 2015. The investment management fee continues to accrue for the remaining rental properties.
The aggregate debt service requirement for all our loans for 2016 is $1.8 million, including principal payments of $451,000. In addition to annual principal payments on the mortgage notes payable, total aggregate required escrow payments are $4.6 million through April 1, 2019.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  See Item 1, "Redemption of

(Back to Index)

(Back to Index)

Units." Cumulatively through December 31, 2015, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although were no units were redeemed in the year then ended.
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
Impairment. We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value. We have not recognized any impairments of our Properties for the years ended December 31, 2015 and 2014.
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
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard exceptions to the non-recourse nature of the mortgage notes which are secured by the Properties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Omitted pursuant to Regulation S-K, Item 305(e).

(Back to Index)

(Back to Index)

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 7, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 7, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Investors 7, L.P. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 29, 2016

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2015	2014
ASSETS
Rental properties, at cost:
Land	$4,201	$8,715
Buildings and improvements	31,920	58,624
Personal property	1,551	2,127
Identifiable intangible assets	1,497	2,378
Total rental properties, at cost	39,169	71,844
Accumulated depreciation and amortization	(9,634)	(16,255)
Total rental properties, net	29,535	55,589

Cash	6,702	4,483
Restricted cash	1,600	1,989
Tenant receivables, net	70	20
Accounts receivable due from related parties	171	99
Prepaid expenses and other assets	71	140
Deferred financing costs, net	261	430
Total assets	$38,410	$62,750

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$25,891	$48,692
Accounts payable and accrued expenses	574	548
Real estate taxes payable	1,132	988
Accrued interest	116	196
Payables to related parties	138	2,010
Prepaid rents	114	122
Security deposits	170	273
Total liabilities	28,135	52,829
Partners’ capital	10,275	9,921
Total liabilities and partners’ capital	$38,410	$62,750

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended
	December 31,
	2015	2014
Revenues:
Rental income	$10,341	$12,278

Expenses:
Rental operating	5,385	6,097
Management fees – related parties	768	935
General and administrative	503	574
Depreciation and amortization	1,872	2,706
Total expenses	8,528	10,312

Income before other income (expenses)	1,813	1,966

Other Income (expenses):
Interest expense, net	(1,957)	(2,529)
Gain on sale of rental properties	17,645	—
Loss on disposal of fixed assets	(16)	(37)
Total other income (expenses)	15,672	(2,566)

Net income (loss)	$17,485	$(600)

Weighted average number of limited partner units outstanding	3,270	3,270

Net income (loss) per weighted average limited partner unit, basic and diluted	$5.35	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(in thousands, except units)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2014	$1	3,269,655	$12,160	$12,161
Distributions	—	—	(1,640)	(1,640)
Net loss	—	—	(600)	(600)
Balance at December 31, 2014	1	3,269,655	9,920	9,921
Distributions	—	—	(17,131)	(17,131)
Net income	—	—	17,485	17,485
Balance at December 31, 2015	$1	3,269,655	$10,274	$10,275

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$17,485	$(600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of rental properties	(17,645)	—
Depreciation and amortization	1,872	2,706
Amortization of deferred financing costs	126	204
Losses on disposal of fixed assets	16	37
Changes in operating assets and liabilities:
Restricted cash	324	(277)
Tenant receivables, net	11	2
Prepaid expense and other assets	26	12
Accounts receivable - related parties	(72)	96
Accounts payable and accrued expenses	244	(149)
Real estate taxes payable	144	12
Accrued interest	(25)	(4)
Payables to related parties	(1,872)	365
Prepaid rents	25	34
Security deposits	(3)	8
Net cash provided by operating activities	656	2,446

Cash flows from investing activities:
Capital expenditures	(663)	(622)
Proceeds from sale of rental property	19,885	—
Net cash provided by (used in) investing activities	19,222	(622)

Cash flows from financing activities:
Distributions to limited partners	(17,131)	(1,640)
Principal payments on mortgage notes payable	(528)	(658)
Net cash used in financing activities	(17,659)	(2,298)

Net increase (decrease) in cash	2,219	(474)
Cash at beginning of period	4,483	4,957
Cash at end of period	6,702	4,483

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental properties	22,272	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Texas and South Carolina (the “Properties”).  The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties, although the Partnership had no such investments as of December 31, 2015 and 2014.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, during the years ended December 31, 2015 and 2014, RCP held a 5.62% limited partnership interest in the Partnership. RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
In accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”), the GP has
the right to extend the Partnership term for a maximum of two years in the aggregate following the initial termination date. In
February 2016, the GP extended the Partnership for one year until March 28, 2017.
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:

Subsidiaries	Number of Units	Location
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”)(2)	—	—
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”)	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”)	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Woodland Hills Apartments (“The Hills”)(1)	—	—
RRE Woodland Village Holdings, LLC, or Woodland Village Apartments (“Village”)	308	Columbia, SC
	774

(1) The Hills, a 228 unit multifamily apartment complex in Georgia, was sold on March 19, 2015.
(2) Tamarlane, a 115 unit multifamily apartment complex in Maine, was sold on December 1, 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

All intercompany transactions and balances have been eliminated in consolidation.
Geographic Concentration Risk
As of December 31, 2015, the Partnership's net investments in real estate in Texas and South Carolina represented 66% and 34%, respectively, of the Partnership’s total assets. As a result, the geographic concentration of the Partnership’s portfolio makes it particularly susceptible to adverse economic developments in Texas and South Carolina real estate market. Any adverse economic or real estate developments in this market could adversely affect the Partnership’s operating results.
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
Supplemental Disclosure of Cash Flow Information
During the years ended December 31, 2015 and 2014, the Partnership paid $1.9 million and $2.3 million, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $124,000 and $131,000 for the years ended December 31, 2015 and 2014, respectively.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2015, the Partnership had $6.9 million of deposits at various banks, of which $5.3 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
With respect to the tax and insurance account that bank maintains, the FDIC will provide up to $250,000 insurance coverage for the interest of each mortgagor. If an individual mortgagor has interests in more than one mortgage account held in bank T & I account, those interests would be aggregated for insurance purposes. At December 31, 2015, the Partnership had $1.6 million of restricted cash related to escrow deposits at various banks, $600,000 of which was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Income Taxes
Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefit of the partners; accordingly, no provision has been made for income taxes in these consolidated financial statements. At December 31, 2015 there is a GAAP book basis to tax basis difference of $1.1 million due to different depreciation methods utilized.
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2012 through 2015.
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
The future minimum rental payments to be received from noncancelable operating leases is approximately $4.3 million and $107,000 for the years ending December 31, 2016 and 2017, respectively, and none thereafter.
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value. The Partnership has estimated that the future cash flows from its Properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for either the years ended December 31, 2015 or 2014.
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
Tenant Receivables
Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At December 31, 2015 and 2014, there were $0 and $44, respectively, in allowances for uncollectible receivables.
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
DECEMBER 31, 2015

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

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"). which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-02 to have a significant impact on its consolidated financial statements.
NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	Years Ended
	December 31,
	2015	2014
Real estate taxes	$1,034	$1,089
Insurance	180	227
Capital improvements	386	673
Total	$1,600	$1,989
NOTE 4 - DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2015 and 2014 was $486,000 and $1.2 million, respectively.  Estimated amortization of existing deferred financing costs for the next four years ending December 31, is as follows (in thousands):

2016	$84
2017	82
2018	80
2019	15
$261
NOTE 5 - MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

	Balance at
	December 31,				Annual Interest Rate		Average
Property	2015	2014	Maturity Date				Monthly Debt Service
Tamarlane	$—	$8,906	05/01/2016		2.69%	(3)	$—	(3)
Tamarlane	—	935	05/01/2016		2.69%	(3)	$—	(3)
Bent Oaks	5,731	5,820	01/01/2019	(4)	5.99%		$37	(1)
Cape Cod	5,951	6,045	01/01/2019	(4)	5.91%		$38	(1)
Woodhollow	4,916	4,991	01/01/2019	(4)	6.14%		$32	(1)
Hills	—	12,527	01/01/2016		3.39%	(2)	$—	(2)
Village	9,293	9,468	04/01/2019		3.76%		$31	(1)
Total	$25,891	$48,692

(1)	Monthly payment includes principal and interest. Interest is fixed.

(2)	On March 19, 2015, the Partnership paid the balance of the mortgage with the proceeds from the sale of the Hills.

(3)	On December 1, 2015, the Partnership paid the balance of the mortgage with the proceeds from the sale of Tamarlane.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

(4)
The Partnership has an option to extend the maturity date for an additional one year to January 1, 2020. During the extension period, the interest rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

Annual principal payments on the mortgage notes payable for the future years ending December 31, are as follows (in thousands):

2016	$451
2017	478
2018	504
2019	24,458
$25,891
In addition to annual principal payments on the mortgage notes payable, total aggregate required escrow payments are $4.6 million through April 1, 2019.
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
Substantially all of the receivables from related parties represents escrow funds held by RAI for self insurance.  The Company's Properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability.  RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million for property losses and the first $25,000 of each general liability loss up to an annual maximum of $1.0 million. Catastrophic insurance would cover property losses in excess of the insurance pool up to $140 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership financial condition and operating results.
     RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of December 31, 2015 and 2014, the amount of unpaid subordinated investment management fees totaled $15,000 and $1.9 million, respectively. During the year ended December 31, 2015, the Partnership paid investment management fees totaling $2.1 million due to the sales of the Hills and Tamarlane.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  As of December 31, 2015 and 2014, property management fees due totaled $62,000 and $85,000, respectively. Because the Partnership has not acquired any real estate debt investments, there were no debt management fees as of December 31, 2015 and December 31, 2014.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties, which are repaid within a few days.  As of December 31, 2015 and 2014, advances for ordinary operating expenses due totaled $61,000 and $67,000, respectively. Total operating expenses reimbursed during the years ended December 31, 2015 and 2014 were $1.7 million and $2.0 million, respectively. Reimbursed expenses include payroll and miscellaneous operating expenses. Reimbursed operating expenses are included in property operating expenses in the consolidated statements of operations and comprehensive loss.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

During the year ended December 31, 2015 and 2014, the total distributions paid to RCP were $940,000 and $92,000, respectively.
The Partnership pays Investment Management Fees and Property Management Fees to related parties. These expenses are summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014
RCP:
Investment management fees [1]	$251	$322

RREML:
Property management fees - 5% of gross cash receipts [2]	517	613
	$768	$935

(1) RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross proceeds that have been deployed in real estate investments from the offering of partnership units, net of any LP interest owned by RCP. During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.
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
The carrying amounts and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Tamarlane	$—	$—	$9,842	$9,867
Bent Oaks	5,731	6,121	5,820	6,327
Cape Cod	5,951	6,343	6,045	6,554
Woodhollow	4,916	5,234	4,990	5,416
Hills	—	—	12,527	12,342
Village	9,293	9,305	9,468	9,485
Total mortgage notes payable	$25,891	$27,003	$48,692	$49,991
NOTE 8 - SALE OF RENTAL PROPERTY

The Partnership recognized the gains on sales of rental properties separately in the Consolidated Statement of Operations. In March 2015, the Partnership sold its interest in the Hills and recognized a gain of $9.6 million on the sale. In December 2015, the Partnership sold its interest in Tamarlane and recognized a gain of $8.0 million on the sale. Pretax net income (loss) for The Hills was $135,000 and $91,000 for the years ended December 31, 2015 and 2014, respectively. Pretax net income (loss) for Tamarlane was $332,000 and $(108,000) for the years ended December 31, 2015 and 2014, respectively.
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
Under the supervision of the chief executive officer and chief financial officer of our General Partner, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the chief executive officer and chief financial officer of our General Partner concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, the General Partner used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our General Partner concluded that, as of December 31, 2015, our internal control over financial reporting is effective.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Directors and Executive Officers of Our General Partner
The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	45	Director and Chairman of the Board
Alan F. Feldman	52	Director and Senior Vice President
David E. Bloom	51	Director and Senior Vice President
Kevin M. Finkel	44	President
Steven R. Saltzman	52	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	45	Chief Legal Officer
Michael Yecies	48	Secretary
Jonathan Z. Cohen, a Director since 2002. Mr. Cohen also has served as Chairman and a Director of Resource Real Estate Management since 2005 and as Chief Executive Officer, President and a Director of Resource Capital Corp., (NYSE: RSO), a real estate investment trust managed by Resource America, since its formation in 2005. Mr. Cohen has been President since 2003 and Chief Executive Officer since 2004 of Resource America and also has served as Chairman and a Director of Resource Financial Institutions Group, Inc., a subsidiary of Resource America, since 2005. Mr. Cohen was Executive Vice President of Resource America from 2001 to 2003, Senior Vice President from 1999 to 2001 and Chief Operating Officer from 2002 to 2004. He has been the Executive Vice Chairman of the Board of Directors of Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P., an emerging growth company in the oil and natural gas industry, since its inception in 2013. Mr. Cohen has served as the Executive Chairman of the Board of Directors of Atlas Energy Group, LLC (NYSE: ATLS) since February 2015, and before that was Vice Chairman from February 2012. Mr. Cohen has served as Executive Vice Chairman of Atlas Resource Partners, L.P. (NYSE: ARP) since August 2015. Mr. Cohen served as Executive Chairman of the Board of Atlas Energy, L.P.’s general partner inform January 2012 until the Atlas Energy Merger in February 2015. Before that, he served as Chairman of the Board of Atlas Energy’s general partner from February 2011 until January 2012 and as Vice Chairman of the Board of its general partner from its formation in January 2006 until February 2011. Mr. Cohen served as the chairman of the executive committee of Atlas Energy’s general partner from 2006 until the Atlas Energy Merger in February 2015. Mr. Cohen was the Vice Chairman of the Board of Atlas Energy, Inc. from its incorporation in September 2000 until February 2011. Mr. Cohen was the Executive Vice Chair of the managing board of Atlas Pipeline Partners GP, LLC from its formation in 1999 until February 2015. Mr. Cohen was the Vice Chairman of the Board of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc., from their formation in June 2006 until February 2011.
Alan F. Feldman, a Director and Senior Vice President since 2004.  Mr. Feldman also has served as Chief Executive Officer of Resource Real Estate, a subsidiary of Resource America, since 2004, President and a Director of Resource Real Estate Management since 2005 and a Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties, a subsidiary of Resource America, from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998 Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization, where he was responsible for the firm’s 20 million square feet of managed retail properties.  From 1990 to 1992 Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.  Mr. Feldman’s extensive experience and knowledge in the real estate business is an asset to our General Partner’s board.
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

(Back to Index)

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
Kevin M. Finkel, President since 2006 and Senior Vice President from 2003 to 2006, Senior Vice President of RAI since 2013 and Vice president of RAI from 2006-2006. Mr. Finkel also has served as Executive Vice President since 2008 and Director of Acquisitions since 2004 of Resource Real Estate. Mr. Finkel joined Resource America in 2002, and has been a Vice President of Resource America since 2006. Prior to joining Resource America, Mr. Finkel was an investment banker at Barclays Capital from 1998 to 2000 and at Deutsche Bank Securities from 1994 to 1998.
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
Darshan V. Patel, Chief Legal Officer since 2002.  Mr. Patel also has served as Vice President of Resource America since 2005 and Associate General Counsel for Resource America since 2001. From 1996 to 1998, Mr. Patel was associated with the law firm of Glynn & Associates practicing litigation and real estate law.
Michael S. Yecies, Senior Vice President, Chief Legal Officer and Secretary since 1998. Mr. Yecies has served as Senior
Vice President since 2005, Vice President from 1998 to 2005, and Senior Vice President, Chief Legal Officer and Secretary of
Resource Capital Corp. since its inception in 2005. Mr Yecies previously served as Chief Legal Officer and Secretary of Atlas
Energy, Inc., and Atlas Pipeline Partners GP, LLC since their inception through their initial public offerings and subsequent spinoffs from Resource America. Michael was an attorney in the Corporate and Special Litigation Departments at Duane Morris LLP (an international law firm) from 1994 to 1998.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2015.

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
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officers and directors, as of March 29, 2016. Under the terms of the Partnership Agreement, our affairs are managed by our General Partner. We do not have any officers or directors. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

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
Property Management Fees
We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties. This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties. Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors. If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties. For the year ended December 31, 2015 and December 31, 2014, Resource Real Estate Management earned $517,000 and $613,000 respectively, in real estate property management fees.
Deferral of Real Estate Management Fees
We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives. We will pay any deferred fees to Resource Real Estate Management when

(Back to Index)

our General Partner deems our operating revenues are sufficient to make such payment. As of December 31, 2015, no fees had been deferred.
Investment Management Fees
We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds from the offering that have been, and continue to be, deployed in real estate investments. The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners. Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “Reimbursement of Administrative Expenses and Direct Costs.” Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return. Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return. For the year ended December 31, 2015 and December 31, 2014, our General Partner earned $251,000 and $322,000 respectively, in investment management fees. During the year ended December 31, 2015 the Partnership paid $2.1 million in investment management fees to the General Partner due to the sales of the Hills and Tamarlane.
Property Financing Fee for Refinancing a Property
We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties. This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms. The property financing fee for refinancing will not be paid for real estate debt investments. There were no refinancings of the Properties during the year ended December 31, 2015, accordingly, no fees were paid.
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

(Back to Index)

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
During 2015, the General Partner received $2.1 million of the investment management fee due to the sale of two of the Properties.
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
Parent Entities
See Item 1, “Business - General”
ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP for the periods ended December 31, 2015 and 2014 for professional services rendered were $139,000 and $112,000, respectively.
Audit-Related Fees. We did not incur any audit related fees from Grant Thornton LLP during 2015 and 2014.
Tax Fees. We did not incur any fees for tax services from Grant Thornton LLP during 2015 and 2014.
All Other Fees. We did not incur any other fees from Grant Thornton LLP during 2015 and 2014.
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

1.    Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Changes in Partners’ Capital for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements - December 31, 2015
2.    Financial Statement Schedules
Schedule III Investments in Real Estate
3.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (Tamarlane)
10.2	Agreement of Purchase and Sale - Hills
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Partnership's annual report on Form 10-K for the year ended
December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

March 29, 2016	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	March 29, 2016
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 29, 2016
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 29, 2016
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 29, 2016
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President - Finance	March 29, 2016
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

(Back to Index)

Resource Real Estate Investors 7, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	5,731	7,902	1,201	9,103	(2,528)	1978	12/10/2008	3- 27.5 years
Austin, TX

Residential	5,951	8,407	638	9,045	(2,445)	1985	12/10/2008	3 - 27.5 years
San Antonio, TX

Residential	4,916	6,765	1,067	7,832	(2,135)	1974	12/12/2008	3 - 27.5 years
Austin, TX

Residential	9,293	11,500	1,689	13,189	(2,526)	1970	3/7/2012	3 - 27.5 years
Columbia, SC
	$25,891	$34,574	$4,595	$39,169	$(9,634)

	2015	2014
Balance at the beginning of the period	$71,844	$71,377
Additions during period:
Improvements	663	584
Purchase of new asset	—	—
Deductions during period:
Sale of land	—	—
Disposals	(33,338)	(117)
Balance at the end of the period	$39,169	$71,844

(Back to Index)