Form 10-Q
period 2016-03-31
Resource Real Estate Investors 7, L.P.
filed 2016-05-16
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$4,201	$4,201
Buildings and improvements	32,020	31,920
Personal property	1,588	1,551
Identifiable intangible assets	1,497	1,497
Total rental properties, at cost	39,306	39,169
Accumulated depreciation and amortization	(10,010)	(9,634)
Total rental properties, net	29,296	29,535

Cash	6,449	6,702
Restricted cash	801	1,600
Tenant receivables, net	10	70
Accounts receivable due from related parties	86	171
Prepaid expenses and other assets	46	71
Total assets	$36,688	$38,149

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable, net	$25,539	$25,630
Accounts payable and accrued expenses	524	574
Real estate tax payable	307	1,132
Accrued interest	115	116
Payables to related parties	146	138
Prepaid rent	114	114
Security deposits	169	170
Total liabilities	26,914	27,874
Partners’ capital	9,774	10,275
Total liabilities and partners’ capital	$36,688	$38,149

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental income	$2,039	$2,993

Expenses:
Rental operating	1,217	1,442
Management fees – related parties	148	228
General and administrative	208	200
Depreciation and amortization	377	498
Total expenses	1,950	2,368

Income before other income (expense)	89	625

Other income (expense):
Interest expense, net	(359)	(651)
Gain on sale of rental property	10	9,603
Loss on disposal of fixed assets	(1)	—
Total other income (expenses)	$(350)	$8,952

Net (loss) income	$(261)	$9,577

Weighted average number of limited partner units outstanding	3,270	3,270

Net (loss) income per weighted average limited partner unit, basic and diluted	$(0.08)	$2.93

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands, except units)
(unaudited)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2016	$1	3,269,655	$10,274	$10,275
Distributions	—	—	(240)	(240)
Net loss	—	—	(261)	(261)
Balance at March 31, 2016	$1	3,269,655	$9,773	$9,774

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(261)	$9,577
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on sale of rental properties	(10)	(9,603)
Depreciation and amortization	377	498
Amortization of deferred financing costs	21	47
Loss on disposal of fixed assets	1	—
Changes in operating assets and liabilities:
Restricted cash	799	603
Tenant receivables, net	60	2
Prepaid expense and other assets	25	21
Accounts receivable due from related parties	85	34
Accounts payable and accrued expenses	(50)	272
Real estate tax payable	(825)	(719)
Accrued interest	(1)	(3)
Payables to related parties	8	(1,919)
Prepaid rent	—	(31)
Security deposits	(1)	(4)
Net cash provided by (used in) operating activities	228	(1,225)

Cash flows from investing activities:
Capital expenditures	(139)	(72)
Proceeds from sale of rental property	10	11,683
Net cash (used in) provided by investing activities	(129)	11,611

Cash flows from financing activities:
Distributions to limited partners	(240)	(9,341)
Principal payments on mortgage notes payable	(112)	(190)
Net cash used in financing activities	(352)	(9,531)

Net (decrease) increase in cash	(253)	855
Cash at beginning of period	6,702	4,483
Cash at end of period	$6,449	$5,338

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental property	$—	$(12,452)

 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Texas and South Carolina (the “Properties”). The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties, although the Partnership held no such investments as of March 31, 2016 and December 31, 2015.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs. RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.62% limited partnership interest in the Partnership at March 31, 2016 and December 31, 2015. RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
In accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”), the GP has the right to extend the Partnership term for a maximum of two years in the aggregate following the initial termination date. In February 2016, the GP extended the Partnership term for one year until March 28, 2017.
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
The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2016 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

Subsidiaries	Number of Units	Location
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”) (2)	—	—
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”)	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”)	108	Austin, TX
RRE Woodland Hills Holdings, LLC (“Hills”) (1)	—	—
RRE Woodland Village Holdings, LLC, or Woodland Village Apartments (“Village”)	308	Columbia, SC
	774

(1) The Hills, a 228 unit multifamily apartment complex in Georgia, was sold on March 19, 2015. During the three months ended March 31, 2015, Revenues and Net income attributable to Hills were $601,000 and $143,000, respectively. The Partnership recognized a $9.6 million gain on sale.
(2) Tamarlane, a 115 unit multifamily apartment complex in Maine, was sold on December 1, 2015. During the three months ended March 31, 2015, Revenues and Net loss attributable to Tamarlane were $469,000 and $(4,000), respectively.
All intercompany transactions and balances have been eliminated in consolidation.
Geographic Concentration Risk
As of March 31, 2016, the Partnership's net investments in real estate in Texas and South Carolina represented 66% and 34%, respectively, of the Partnership’s total assets. As a result, the geographic concentration of the Partnership’s portfolio makes it particularly susceptible to adverse economic developments in the Texas and South Carolina real estate markets. Any adverse economic or real estate developments in these markets could adversely affect the Partnership’s operating results.
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
Supplemental Disclosure of Cash Flow Information
During the three months ended March 31, 2016 and 2015, the Partnership paid $340,000 and $641,000, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $26,000 and $22,000 for the three months ended March 31, 2016 and 2015, respectively.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method. In accordance with adoption of Financial Accounting Standard Board ("FASB") Accounting Standards Update ("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs", the Partnership has disclosed deferred financing costs as a direct reduction of the related mortgage notes payable.
Sale of the Rental Property
The Partnership recognized the gains on sales of rental properties separately in the Consolidated Statement of Operations. In March 2015, the Partnership sold its interest in the Hills and recognized a gain of $9.6 million on the sale.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
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
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned or received. During the three months ended March 31, 2016 and 2015 other income totaled $223,000 and $202,000, respectively.
The future minimum rental payments to be received from leases currently in place is approximately $3.7 million and $66,000 for the twelve months ending March 31, 2017 and 2018, respectively, and none thereafter.
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value. The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for the three months ended March 31, 2016 and 2015.
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
Tenant Receivables
Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At March 31, 2016 and December 31, 2015, there were no allowances for uncollectible receivables.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
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

Adoption of New Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations.  Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures.  In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required.  This guidance is effective for the Partnership as of January 1, 2015. Disposal of the rental property during the the three months ended March 31, 2016 was concluded by the Partnership not to represent a strategic shift in the business and, therefore, discontinued operations is not presented in accordance with the revised accounting standard.

In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. On January 1, 2016, the Partnership adopted ASU 2015-01 and the adoption had no impact on the Partnership's consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Partnership beginning January 1, 2016. On January 1, 2016, the Partnership adopted ASU 2015-02 and the adoption had no impact on the Partnership's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Partnership will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance was effective and was adopted by the Partnership on January 1, 2016 and as result the Partnership has reclassified $261,000 of unamortized debt issuance costs at December 31, 2015 from deferred financing costs to liabilities as reduction of the related mortgage notes payable

In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 was effective and adopted by the Partnership on January 1, 2016 and the adoption had no impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
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

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"). which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-02 to have a significant impact on its consolidated financial statements.

NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	March 31, 2016	December 31, 2015
Real estate taxes	$146	$1,034
Insurance	255	180
Capital improvements	400	386
Total	$801	$1,600
NOTE 4 - MORTGAGE NOTES PAYABLE, NET
The following is a summary of mortgage notes payable, net (in thousands):

	March 31, 2016			December 31, 2015
Property	Mortgage balance	Deferred Finance Costs, Net (1)	Carrying Value	Mortgage balance	Deferred Finance Costs, Net(1)	Carrying Value
Bent Oaks	$5,708	$(46)	$5,662	$5,731	(50)	$5,681
Cape Cod	5,927	(46)	5,881	5,951	(51)	5,900
Woodhollow	4,897	(40)	4,857	4,916	(43)	4,873
Village	9,247	(108)	9,139	9,293	(117)	9,176
Total	$25,779	$(240)	$25,539	$25,891	$(261)	$25,630

(1) Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The following table includes additional information about the Partnership's mortgage notes payable, net (in thousands):

Property	Maturity Date		Annual Interest Rate	Monthly Debt Service
Bent Oaks	01/01/2019	(2)	5.99%	$37	(1)
Cape Cod	01/01/2019	(2)	5.91%	$38	(1)
Woodhollow	01/01/2019	(2)	6.14%	$32	(1)
Village	04/01/2019		3.76%	$44	(1)

(1)	Monthly payment includes principal and interest. Interest is at a fixed rate.

(2)	The Partnership has an option to extend the maturity date for an additional one year to January 1, 2020. During the extension period, the interest rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

Annual principal payments on the mortgage notes payable for the future years ending March 31, are as follows (in thousands):

2017	$460
2018	485
2019	16,159
2020	8,675
$25,779
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
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2016 and December 31, 2015 was $507,000 and $486,000 respectively.  Estimated amortization of existing deferred financing costs for the next four years ending March 31, is as follows (in thousands):

2017	$83
2018	81
2019	73
2020	3
$240

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

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
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of March 31, 2016 and December 31, 2015, the amount of unpaid subordinated investment management fees totaled $62,000 and $15,000, respectively. During the three months ended March 31, 2016 and 2015 the Partnership paid investment management fees totaling $0 and $1.9 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  As of March 31, 2016 and December 31, 2015, property management fees due totaled $50,000 and $62,000, respectively. Because the Partnership has not acquired any real estate debt investments, there were no debt management fees as of March 31, 2016 and December 31, 2015.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  As of March 31, 2016 and December 31, 2015, advances due totaled $34,000 and $61,000, respectively. Total operating expenses reimbursed during the three months ended March 31, 2016 and March 31, 2015 were $429,000 and $523,000, respectively. Reimbursed expenses include payroll and miscellaneous operating expenses. Reimbursed operating expenses are included in property rental operating expenses in the consolidated statements of operations.
The Partnership pays investment management fees and property management fees to related parties.  These expenses are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
RCP:
Investment management fees (1)	$46	$78

RREML:
Property management fees - 5% of gross cash receipts (2)	102	155
	$148	$233

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

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
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
MARCH 31, 2016
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
The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.
The carrying amounts and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Mortgage Balance	Fair Value	Mortgage Balance	Fair Value
Mortgage notes payable:
Bent Oaks	5,708	6,162	5,731	6,121
Cape Cod	5,927	6,385	5,951	6,343
Woodhollow	4,897	5,269	4,916	5,234
Village	9,247	9,373	9,293	9,305
Total mortgage notes payable	$25,779	$27,189	$25,891	$27,003
NOTE 7 - SUBSEQUENT EVENTS

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

Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in South Carolina and Texas, which we refer to as our Properties.   We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of March 31, 2016, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments would be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.
The Partnership has begun the process of dissolution through the strategic disposal of assets. On March 19, 2015, the Partnership sold its interest in Woodland Hills. On December 1, 2015, the Partnership sold its interest in Tamarlane. The remaining assets are expected to be disposed of in 2016.
As of March 31, 2016, we own four multifamily residential rental Properties through our 100% owned subsidiaries. During the year ended December 31, 2015 we sold 2 multifamily properties. The following table presents our multifamily residential rental properties:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane (3)	07/31/2008	68%	—	—
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/2008	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/2008	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills (2)	12/19/2008	65%	—	—
RRE Woodland Village Holdings, LLC, or Village	03/07/2012	77%	308	Columbia, SC
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

(Back to Index)

(Back to Index)

The following table sets forth operating statistics about our multifamily residential rental properties. This table does not include information with respect to two properties, Woodland Hills and Tamarlane, which were sold during fiscal year 2015:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Property	2016	2015	2016	2015	2016	2015
Bent Oaks	92.9%	91.6%	$1.25	$1.20	64%	54%
Cape Cod	94.9%	90.8%	$1.05	$0.95	60%	52%
Woodhollow	93.1%	94.5%	$1.10	$1.06	61%	57%
Village	94.4%	93.8%	$0.56	$0.54	61%	56%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees and transaction expenses, as a percentage of rental income, excluding any adjustment for concessions.

Results of Operations
We generate our income from the net revenues we receive from our Properties. In addition to the rental revenues we also generate funds from the sales or refinancing of our Properties as seen with the sale of the Hills in the first quarter of 2015 and the sale of Tamarlane in the fourth quarter of 2015. Should economic conditions in the areas in which our remaining Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing,

•	capital expenditures, and

•	net proceeds from property dispositions.
The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our rental revenues through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall increase in the average occupancy rate during the three months ended March 31, 2016 of approximately 1.1% with an average occupancy of 93.8% as compared to an average occupancy rate of 92.7% during the same period of 2015. Our Properties experienced an overall increase in the average effective rent per square foot of $0.05 during the three months ended March 31, 2016 compared to the same period in 2015 for the same Properties.
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

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenues:
Rental income	$2,039	$2,993	$(954)	(32)%

Expenses:
Rental operating	1,217	1,442	(225)	(16)%
Management fees – related parties	148	228	(80)	(35)%
General and administrative	208	200	8	4%
Depreciation and amortization	377	498	(121)	(24)%
Total expenses	1,950	2,368	(418)	(18)%

Income before other income (expense)	89	625	(536)	(86)%

Other income (expense):
Interest expense, net	(359)	(651)	(292)	(45)%
Gain on sale of rental property	10	9,603	9,593	(100)%
Loss on disposal of fixed assets	(1)	—	1	100%
Total other income (expenses)	$(350)	$8,952	$(9,302)	(104)%

Net (loss) income	$(261)	$9,577

Weighted average number of limited partner units outstanding	3,270	3,270

Net (loss) income per weighted average limited partner unit, basic and diluted	$(0.08)	$2.93
Revenues
We attribute the $954,000 decrease in revenues principally to the sale of the Hills and Tamarlane properties in the first and fourth quarter of 2015, respectively. Average effective rent per square foot and occupancy rates have varied within our expected range.
Expenses
We attribute the $418,000 decrease in expenses principally to:

•	a $225,000 decrease in rental operating expenses primarily due to:

▪	a $35,000 increase in property and general liability insurance claims across the RAI managed portfolio,

▪	a $193,000 decrease in rental operating expenses due to sale of the Hills and Tamarlane in the first and fourth quarter of 2015, respectively, and

▪a $67,000 decrease in real estate taxes primarily attributable to the sale of the Hills in the first quarter of 2015.

(Back to Index)

(Back to Index)

•	a $80,000 decrease in management fees corresponding to the decrease in revenues attributable to the sales of both the Hills and Tamarlane.

•	a $121,000 decrease in depreciation and amortization of which $120,000 related to the sale of Tamarlane.
Other income (expense)

•	a $9.3 million decrease in other income (expense) is principally due to the gain on sale of rental properties of $9.6 million realized on the sale of the Hills.

•	a $292,000 decrease in interest expense is related to the amortization of principal balances on our mortgage notes and the payoff of the Hills and Tamarlane mortgages upon sales of the Properties.

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in) operating activities (1)	$228	$(1,225)
Net cash (used in) provided by investing activities	(129)	11,611
Net cash used in financing activities	(352)	(9,531)
Net (decrease) increase in cash	$(253)	$855

(1)	Includes changes in operating assets and liabilities.

Our liquidity needs consist principally of funds used to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners. Our ability to meet our liquidity needs will be subject to our ability to generate cash from both operations and sales, and to control property operating expenses. The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent. Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates. The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property. We have retained a portion of the proceeds from the sales of the Hills and Tamarlane to ensure adequate operating liquidity for the remaining term of the Partnership, pay off related debt and make distribution to investors. We also have retained a portion of the proceeds from the sales of the Hills and Tamarlane to ensure adequate funding for any future capital expenditures which we may determine to be necessary to position the remaining properties for eventual sale.

Under our capital improvements program, we could potentially spend approximately $273,000 during the remaining partnership term for property improvements intended to increase the Properties’ appeal to tenants and prospective purchasers. As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, to increase our rental rates and our cash flow from operating activities.

We are planning improvements to the Properties for the next two years based on the assumption that the General Partner will exercise its right to extend the term of the partnership through March of 2018. At this time, we expect that the General Partner will, in fact, do so in order to maximize the return to our investors.
The following table sets forth the capital expenditures incurred during the three months ended March 31, 2016 and estimated future capital expenditures, which are discretionary in nature (in thousands):

(Back to Index)

(Back to Index)

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Bent Oaks	22	62
Cape Cod	7	44
Woodhollow	5	74
Village	105	93
Total	$139	$273
Our capital expenditures were $139,000 during the three months ended March 31, 2016.  We have planned a series of future major capital projects for our Properties, including further landscaping, parking lot paving, signage upgrades, upgrades to exterior structures, replacing the HVAC condensing units and replacing water heaters.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  If market conditions improve and there is an acceptable return on the additional expenditures, we will consider restoring a previously contemplated interior upgrade program.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.
In connection with the acquisitions of our Properties, we have $25.8 million carrying value of total mortgage financing outstanding. For information regarding mortgage financing with respect to each Property, see Note 4 of the notes to our consolidated financial statements.
Our payables to related parties consist of primarily of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return. The limited partners partially received their Preferred Return during 2015 due to the sale of the Hills in the amount of $1.9 million. The investment management fee continues to accrue for the remaining rental properties.
The aggregate debt service requirement for all our loans for the twelve months ended March 31, 2017 is $1.8 million, including principal payments of $460,000. In addition to annual principal payments on the mortgage notes payable, total aggregate required escrow payments are $4.3 million through April 1, 2019.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  Cumulatively through March 31, 2016, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although no units were redeemed in the three months then ended.
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

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6.        EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (Tamarlane)
10.2	Agreement of Purchase and Sale - The Hills
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

May 16, 2016	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

May 16, 2016	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President – Finance
(Principal Financial and Accounting Officer)

(Back to Index)