Form 10-Q
period 2016-08-11
Resource Real Estate Investors 7, L.P.
filed 2016-08-12
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$4,201	$4,201
Buildings and improvements	32,070	31,920
Personal property	1,630	1,551
Identifiable intangible assets	1,497	1,497
Total rental properties, at cost	39,398	39,169
Accumulated depreciation and amortization	(10,382)	(9,634)
Total rental properties, net	29,016	29,535

Cash	5,862	6,702
Restricted cash	1,024	1,600
Tenant receivables, net	20	70
Accounts receivable due from related parties	216	171
Prepaid expenses and other assets	149	71
Accounts Receivable - other	304	—
Total assets	$36,591	$38,149

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable, net	$25,450	$25,630
Accounts payable and accrued expenses	427	574
Real estate tax payable	626	1,132
Accrued interest	111	116
Payables to related parties	212	138
Prepaid rent	65	114
Security deposits	172	170
Total liabilities	27,063	27,874
Partners’ capital	9,528	10,275
Total liabilities and partners’ capital	$36,591	$38,149

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$2,062	$2,463	$4,101	$5,456

Expenses:
Rental operating	1,119	1,249	2,336	2,690
Management fees – related parties	145	182	293	411
General and administrative	81	138	289	338
Depreciation and amortization	376	497	753	995
Total expenses	1,721	2,066	3,671	4,434

Income before other income (expense)	341	397	430	1,022

Other income (expense):
Interest expense, net	(358)	(462)	(716)	(1,113)
Gain on sale of rental property	—	—	10	9,603
Loss on disposal of fixed assets	—	—	(2)	—
Total other income (expenses)	$(358)	$(462)	$(708)	$8,490

Net (loss) income	$(17)	$(65)	$(278)	$9,512

Weighted average number of limited partner units outstanding	3,270	3,270	3,270	3,270

Net (loss) income per weighted average limited partner unit, basic and diluted	$(0.01)	$(0.02)	$(0.09)	$2.91

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands, except units)
(unaudited)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2016	$1	3,269,655	$10,274	$10,275
Distributions	—	—	(469)	(469)
Net loss	—	—	(278)	(278)
Balance at June 30, 2016	$1	3,269,655	$9,527	$9,528

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(278)	9,512
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on sale of rental properties	(10)	(9,603)
Depreciation and amortization	753	995
Amortization of deferred financing costs	42	81
Loss on disposal of fixed assets	2	—
Changes in operating assets and liabilities:
Restricted cash	626	750
Tenant receivables, net	50	(8)
Accounts receivable - other	(304)	—
Prepaid expense and other assets	(78)	(50)
Accounts receivable due from related parties	(45)	(80)
Accounts payable and accrued expenses	(147)	189
Real estate tax payable	(506)	(451)
Accrued interest	(5)	(28)
Payables to related parties	74	(1,853)
Prepaid rent	(49)	(8)
Security deposits	2	5
Net cash provided by (used in) operating activities	127	(549)

Cash flows from investing activities:
Capital expenditures	(236)	(182)
Restricted cash	(50)	258
Proceeds from sale of rental property	10	11,683
Net cash (used in) provided by investing activities	(276)	11,759

Cash flows from financing activities:
Distributions to limited partners	(469)	(9,722)
Principal payments on mortgage notes payable	(222)	(300)
Net cash used in financing activities	(691)	(10,022)

Net (decrease) increase in cash	(840)	1,188
Cash at beginning of period	6,702	4,483
Cash at end of period	$5,862	$5,671

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental property	$—	$12,452

 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Texas and South Carolina (the “Properties”). The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties, although the Partnership held no such investments as of June 30, 2016 and December 31, 2015.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs. RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.62% limited partnership interest in the Partnership at June 30, 2016 and December 31, 2015. RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
In accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”), the GP has the right to extend the Partnership term for a maximum of two years in the aggregate following the initial termination date. In February 2016, the GP extended the Partnership term for one year until March 28, 2017. The Partnership has begun the process of dissolution through the strategic disposal of assets. On March 19, 2015, the Partnership sold its interest in Woodland Hills. On December 1, 2015, the Partnership sold its interest in Tamarlane. The remaining Properties are expected to be disposed of later in 2016.
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
The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2016 are unaudited. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Subsidiaries	Number of Units	Location
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”) (1)	—	—
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”)	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”)	108	Austin, TX
RRE Woodland Hills Holdings, LLC (“Hills”) (2)	—	—
RRE Woodland Village Holdings, LLC, or Woodland Village Apartments (“Village”)	308	Columbia, SC
	774

(1) Tamarlane, a 115 unit multifamily apartment complex in Maine, was sold on December 1, 2015.
(2) The Hills, a 228 unit multifamily apartment complex in Georgia, was sold on March 19, 2015.
All intercompany transactions and balances have been eliminated in consolidation.
Assets Held for Sale
The Partnership presents the assets and liabilities of any rental properties which qualify as held for sale, separately in the consolidated balance sheets. The Partnership does not consider the sale as probable until the purchase and sale agreement has been signed by both parties. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded.
Geographic Concentration Risk
As of June 30, 2016, the Partnership's net investments in real estate in Texas and South Carolina represented 66% and 34%, respectively, of the Partnership’s total assets. As a result, the geographic concentration of the Partnership’s portfolio makes it particularly susceptible to adverse economic developments in the Texas and South Carolina real estate markets. Any adverse economic or real estate developments in these markets could adversely affect the Partnership’s operating results.
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
Supplemental Disclosure of Cash Flow Information
During the six months ended June 30, 2016 and 2015, the Partnership paid $702,000 and $1.1 million, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $22,000 and $48,000 for the three and six months ended June 30, 2016 and $39,000 and $60,000 for the three and six months ended June 30, 2015, respectively.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method. In accordance with adoption of Financial Accounting Standard Board ("FASB") Accounting Standards Update ("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs", the Partnership has recorded deferred financing costs as a direct reduction of the related mortgage notes payable.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2013 through 2015.
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
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned or received. For the three and six months ended June 30, 2016 other income totaled $233,000 and $456,000, respectively. For the three and six months ended June 30, 2015 other income totaled $206,000 and $408,000, respectively.
The future minimum rental payments to be received from leases currently in place is approximately $4.3 million and $56,000 for the twelve months ending June 30, 2017 and 2018, respectively, and none thereafter.
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value. The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for the six months ended June 30, 2016 and 2015.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At June 30, 2016 and December 31, 2015, there were no allowances for uncollectible receivables.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.

Adoption of New Accounting Standards

In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU No. 2015-01"). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. On January 1, 2016, the Partnership adopted ASU 2015-01 and the adoption had no impact on the Partnership's consolidated financial statements.

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

In April 2015, FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Partnership applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance was effective and was adopted by the Partnership on January 1, 2016 and as result the Partnership has reclassified $261,000 of unamortized debt issuance costs at December 31, 2015 from deferred financing costs to liabilities as reduction of the related mortgage notes payable

In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 was effective and adopted by the Partnership on January 1, 2016 and the adoption had no impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Accounting Standards Issued But Not Yet Effective.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Partnership beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Partnership is in the process of determining the method of adoption and assessing the impact of this guidance on the Partnership’s consolidated financial position, results of operations and cash flows.

In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU No. 2014-15"). Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of the new requirements is not expected to have a significant impact on the Partnership's consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses” ("ASU No. 2016-13") which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Company beginning January 1, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements.
NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	June 30, 2016	December 31, 2015
Real estate taxes	$510	$1,034
Insurance	77	180
Capital improvements	437	386
Total	$1,024	$1,600
NOTE 4 - MORTGAGE NOTES PAYABLE, NET
The following is a summary of mortgage notes payable, net (in thousands):

	June 30, 2016			December 31, 2015
Property	Mortgage balance	Deferred Finance Costs, Net (1)	Carrying Value	Mortgage balance	Deferred Finance Costs, Net(1)	Carrying Value
Bent Oaks	$5,685	$(42)	$5,643	$5,731	$(50)	$5,681
Cape Cod	5,903	(42)	5,861	5,951	(51)	5,900
Woodhollow	4,878	(36)	4,842	4,916	(43)	4,873
Village	9,203	(99)	9,104	9,293	(117)	9,176
Total	$25,669	$(219)	$25,450	$25,891	$(261)	$25,630

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

(1) Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.
The following table includes additional information about the Partnership's mortgage notes payable, net (in thousands):

Property	Maturity Date		Annual Interest Rate	Monthly Debt Service
Bent Oaks	01/01/2019	(2)	5.99%	$37	(1)
Cape Cod	01/01/2019	(2)	5.91%	$38	(1)
Woodhollow	01/01/2019	(2)	6.14%	$32	(1)
Village	04/01/2019		3.76%	$44	(1)

(1)	Monthly payment includes principal and interest. Interest is at a fixed rate.

(2)	The Partnership has an option to extend the maturity date for an additional one year to January 1, 2020. During the extension period, the interest rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

Annual contractual principal payments on the mortgage notes payable for the future years ending June 30, are as follows (in thousands):

2017	466
2018	491
2019	24,712
$25,669
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
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of June 30, 2016 and December 31, 2015 was $528,000 and $486,000, respectively.  Estimated amortization of existing deferred financing costs for the next three years ending June 30, is as follows (in thousands):

2017	$83
2018	81
2019	55
$219

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.
Substantially all of the receivables from related parties represents escrow funds held by RAI for self insurance. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The pool for the property insurance covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover property losses in excess of the insurance pool up to $140 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results. In the three months ended June 30, 2016, the Partnership funded $136,523 into the insurance pools.
On May 22, 2016, RAI agreed to be acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities.  The proposed merger is expected to close late in the third quarter of 2016 and is subject to approval by the stockholders RAI, regulatory approvals and other customary closing conditions. Upon closing of the transaction, C-III will control RCP and all of the partnership units of the Partnership currently owned by RCP.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments from the offering of partnership units, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of June 30, 2016 and December 31, 2015, the amount of unpaid subordinated investment management fees totaled $108,000 and $15,000, respectively. During the six months ended June 30, 2016 and 2015 the Partnership paid investment management fees totaling $0 and $1.9 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees. RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties. As of June 30, 2016 and December 31, 2015, property management fees due totaled $68,000 and $62,000, respectively. Because the Partnership has not acquired any real estate debt investments, there were no debt management fees as of June 30, 2016 and December 31, 2015.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties. As of June 30, 2016 and December 31, 2015, advances due totaled $36,000 and $61,000, respectively. Total reimbursable operating expenses incurred during the three months ended June 30, 2016 and June 30, 2015 were $427,000 and $573,000, respectively. Total reimbursable operating expenses incurred during the six months ended June 30, 2016 and June 30, 2015 were $822,000 and $1.1 million, respectively. Reimbursed expenses include payroll and miscellaneous operating expenses. Reimbursed operating expenses are included in property rental operating expenses in the consolidated statements of operations.
The Partnership pays investment management fees and property management fees to related parties.  These expenses are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
RCP:
Investment management fees (1)	$46	$59	$92	$137

RREML:
Property management fees - 5% of gross cash receipts (2)	99	119	$201	274
	$145	$178	$293	$411

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
JUNE 30, 2016
(unaudited)

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
The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.
The carrying amounts and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Mortgage Balance	Estimated Fair Value	Mortgage Balance	Estimated Fair Value
Mortgage notes payable:
Bent Oaks	5,685	6,157	5,731	6,121
Cape Cod	5,903	6,380	5,951	6,343
Woodhollow	4,878	5,264	4,916	5,234
Village	9,203	9,365	9,293	9,305
Total mortgage notes payable	$25,669	$27,166	$25,891	$27,003

NOTE 7 - DISPOSITION OF PROPERTIES
The following table presents details of the Partnership's disposition activity during the year ended December 31, 2015 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2015 Dispositions:
RRE Woodland Hills Holdings, LLC (“Hills”)	Decatur, Georgia	3/19/2015	$25,200	$9,603
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”)	Portland, Maine	12/1/2015	18,300	8,042
				$17,645

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

The table below presents the revenues and net income (loss) attributable to properties sold for the three and six months ended June 30, 2015 (in thousands):

	Revenue Attributable to Properties Sold		Net Income Attributable to Properties Sold
Multifamily Community	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015
2015 Dispositions:
RRE Woodland Hills Holdings, LLC (“Hills”)	$1	$602	$8	$151
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”)	495	964	62	58
	$496	$1,566	$70	$209

There were no dispositions for the three and six months ended June 30, 2016.

NOTE 8 - SUBSEQUENT EVENTS

On July 14, 2016, the Partnership signed a contract to sell Woodland Village Apartments for $20.7 million. On July 28, 2016, the Partnership signed a contract to sell Bent Oaks Apartments for $15.7 million and Woodhollow Apartments for $12.6 million. We expect to record gains on the sales during the three months ended September 30, 2016.

The Partnership has evaluated subsequent events through the date these consolidated financial statements were issued and determined that no events, other than those disclosed above, have occurred which would require an adjustment to the consolidated financial statements.

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

Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in South Carolina and Texas, which we refer to as our Properties.   We also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  As of June 30, 2016, we did not own any real estate debt investments.  If we were to acquire mortgages or other real estate debt investments in the future, these investments would be in an amount that would not cause us to become an investment company within the meaning of Section 3(a)(1) of the Investment Company Act of 1940.
We have begun the process of dissolution through the strategic disposal of assets. As of June 30, 2016, we own four multifamily residential rental Properties through our 100% owned subsidiaries. On March 19, 2015, the Partnership sold its interest in Woodland Hills. On December 1, 2015, the Partnership sold its interest in Tamarlane. The remaining assets are expected to be disposed of later in 2016.
The following table presents our multifamily residential rental properties:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane (2)	07/31/2008	—	—	—
RRE Bent Oaks Holdings, LLC, or Bent Oaks (4)	12/10/2008	57%	146	Austin, TX
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow (5)	12/12/2008	60%	108	Austin, TX
RRE Woodland Hills Holdings, LLC, or Hills (3)	12/19/2008	—	—	—
RRE Woodland Village Holdings, LLC, or Village (6)	03/07/2012	77%	308	Columbia, SC
			774

(1) Original face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.
(2) Tamarlane, a 115 unit multifamily apartment complex in Maine, was sold on December 1, 2015.
(3) The Hills, a 228 unit multifamily apartment complex in Georgia, was sold on March 19, 2015.
(4) As of July 28, 2016, under contract of sale for a price of $15.7 million.
(5) As of July 28, 2016, under contract of sale for a price of $12.6 million.
(6) As of July 14, 2016, under contract of sale for a price of $20.7 million.

(Back to Index)

The following table sets forth operating statistics about our multifamily residential rental properties. This table does not include information with respect to two properties, Woodland Hills and Tamarlane, which were sold during fiscal year 2015:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Property	2016	2015	2016	2015	2016	2015
Bent Oaks	91.9%	91.3%	$1.25	$1.21	56%	57%
Cape Cod	93.9%	96.3%	$1.05	$1.01	63%	57%
Woodhollow	94.3%	93.1%	$1.13	$1.05	59%	63%
Village	93.0%	95.5%	$0.57	$0.55	61%	60%

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Six Months Ended June 30, 2016		Six Months Ended June 30, 2016		Six Months Ended June 30, 2016
Property	2016	2015	2016	2015	2016	2015
Bent Oaks	92.3%	91.4%	$1.25	$1.20	60%	55%
Cape Cod	94.3%	93.5%	$1.05	$0.98	62%	55%
Woodhollow	93.8%	93.7%	$1.11	$1.05	60%	61%
Village	93.6%	94.6%	$0.56	$0.55	61%	58%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

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
The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our rental revenues through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall increase in the average occupancy rate during the six months ended June 30, 2016 of approximately 0.2% with an average occupancy of 93.5% as compared to an average occupancy rate of 93.3% during the same period of 2015. Our Properties

(Back to Index)

experienced an overall increase in the average effective rent per square foot of $0.04 during the six months ended June 30, 2016 compared to the same period in 2015 for the same Properties.
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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenues:
Rental income	$2,062	$2,463	(401)	(16)%

Expenses:
Rental operating	1,119	1,249	(130)	(10)%
Management fees – related parties	145	182	(37)	(20)%
General and administrative	81	138	(57)	(41)%
Depreciation and amortization	376	497	(121)	(24)%
Total expenses	1,721	2,066	(345)	(17)%

Income before other income (expense)	341	397	(56)	(14)%

Other income (expense):
Interest expense, net	(358)	(462)	104	23%
Total other income (expenses)	$(358)	$(462)	$104	23%

Net (loss) income	$(17)	$(65)	$48	74%

Weighted average number of limited partner units outstanding	3,270	3,270

Net (loss) income per weighted average limited partner unit, basic and diluted	$(0.01)	$(0.02)
Revenues
We attribute the $401,000 decrease in revenues principally to the sale of Tamarlane property in the fourth quarter of 2015. During the three months ended June 30, 2015, revenue attributable to Tamarlane was $495,000. Average effective rent per square foot and occupancy rates have varied within our expected range.
Expenses
We attribute the $345,000 decrease in expenses principally to:

•	a $130,000 decrease in rental operating expenses primarily due to:

▪a $96,000 decrease in rental operating expenses due to sale of Tamarlane in the fourth quarter of 2015,

▪a $43,000 decrease in property and general liability insurance claims across the RAI managed portfolio, offset by

(Back to Index)

▪a $10,000 increase in real estate taxes primarily attributable to annual increases of real estate taxes.

•	a $37,000 decrease in management fees corresponding to the decrease in revenues attributable to the sale of Tamarlane.

•	a $57,000 decrease in general and administrative expenses attributable to the sale of Tamarlane.

•	a $121,000 decrease in depreciation and amortization related to the sale of Tamarlane.
Other income (expense)

•
a $104,000 decrease in other income (expense) is principally due to reduction of interest expense related to both the amortization of principal balances on our mortgage notes and the payoff of the Tamarlane mortgage in conjunction with the sale of that Property.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenues:
Rental income	$4,101	$5,456	(1,355)	(25)%

Expenses:
Rental operating	2,336	2,690	(354)	(13)%
Management fees – related parties	293	411	(118)	(29)%
General and administrative	289	338	(49)	(14)%
Depreciation and amortization	753	995	(242)	(24)%
Total expenses	3,671	4,434	(763)	(17)%

Income before other income (expense)	430	1,022	(592)	(58)%

Other income (expense):
Interest expense, net	(716)	(1,113)	397	36%
Gain on sale of rental property	10	9,603	(9,593)	(100)%
Loss on disposal of fixed assets	(2)	—	(2)	—%
Total other income (expenses)	$(708)	$8,490	(9,198)	(108)%

Net (loss) income	$(278)	$9,512	(9,790)	(103)%

Weighted average number of limited partner units outstanding	3,270	3,270

Net (loss) income per weighted average limited partner unit, basic and diluted	$(0.09)	$2.91
Revenues
We attribute the $1.4 million decrease in revenues principally to the sale of the Hills and Tamarlane properties in the

(Back to Index)

first and fourth quarters of 2015, respectively. During the six month ended June 30, 2015 revenue attributable the Hills and Tamarlane were $602,000 and $964,000, respectively. Average effective rent per square foot and occupancy rates have varied within our expected range.
Expenses
We attribute the $763,000 decrease in expenses principally to:

•	a $354,000 decrease in rental operating expenses primarily due to:

▪	a $8,000 decrease in property and general liability insurance claims across the RAI managed portfolio,

▪	a $289,000 decrease in rental operating expenses due to sale of the Hills and Tamarlane in the first and fourth quarters of 2015, respectively, and

▪	a $57,000 decrease in real estate taxes primarily attributable to the sale of the Hills and Tamarlane in the first and fourth quarters of 2015, respectively.

•	a $118,000 decrease in management fees corresponding to the decrease in revenues attributable to the sales of both the Hills and Tamarlane.

•	a $242,000 decrease in depreciation and amortization related to the sale of the Hills and Tamarlane.
Other income (expense)

•	a $9.2 million decrease in other income (expense) is principally due to the gain on sale of rental properties of $9.6 million realized on the sale of the Hills in the first quarter of 2015.

•	a $397,000 decrease in interest expense is related to the amortization of principal balances on our mortgage notes and the payoff of both the Hills and Tamarlane mortgages upon the sales of the Properties.
Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by (used in) operating activities (1)	$127	$(549)
Net cash (used in) provided by investing activities	(276)	11,759
Net cash used in financing activities	(691)	(10,022)
Net (decrease) increase in cash	$(840)	$1,188

(1)	Includes changes in operating assets and liabilities.

Our liquidity needs consist principally of funds used to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners. Our ability to meet our liquidity needs will be subject to our ability to generate cash from both operations and sales, and to control property operating expenses. The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent. Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates. The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property. We have retained a portion of the proceeds from the sales of the Hills and Tamarlane to ensure adequate operating liquidity for the remaining term of the Partnership, pay off related debt and make distributions to investors. We also have retained a portion of the proceeds from the sales of the Hills and Tamarlane to ensure adequate funding for any future capital expenditures which we may determine to be necessary to position the remaining properties for eventual sale.

(Back to Index)

The following table sets forth the capital expenditures incurred during the six months ended June 30, 2016, which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures
Bent Oaks	25
Cape Cod	17
Woodhollow	6
Village	188
Total	$236
We have begun the process of dissolution through the strategic disposal of assets. As of June 30, 2016, we own four multifamily residential rental Properties through our 100% owned subsidiaries. Three of the remaining four assets are under contract to be sold in third quarter of 2016. The remaining assets, are expected to be disposed of in 2016.
In connection with the acquisitions of our Properties, we have $25.7 million carrying value of total mortgage financing outstanding. For information regarding mortgage financing with respect to each Property, see Note 4 of the notes to our consolidated financial statements.
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
The aggregate debt service requirement for all our loans on the four remaining assets for the twelve months ended June 30, 2017 is $1.8 million, including principal payments of $466,000. In addition to annual principal payments on the mortgage notes payable, total aggregate required escrow payments are $5.4 million through April 1, 2019.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  Cumulatively through June 30, 2016, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although no units were redeemed in the six months then ended.
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

(Back to Index)

Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

PART II

OTHER INFORMATION

ITEM 6.        EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (Tamarlane) (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016)
10.2	Agreement of Purchase and Sale - The Hills (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

August 12, 2016	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

August 12, 2016	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President – Finance
(Principal Financial and Accounting Officer)

(Back to Index)