Form 10-Q
period 2016-09-30
Resource Real Estate Investors 7, L.P.
filed 2016-11-14
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-Q

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$—	$4,201
Buildings and improvements	—	31,920
Personal property	—	1,551
Identifiable intangible assets	—	1,497
Assets held for sale	6,417	—
	6,417	39,169
Accumulated depreciation and amortization	—	(9,634)
Total rental properties, net	6,417	29,535

Cash	31,304	6,702
Restricted cash	608	1,600
Accounts receivable, net	99	70
Accounts receivable due from related parties	182	171
Prepaid expenses and other assets	42	71
Total assets	$38,652	$38,149

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable, net	$5,840	$25,630
Accounts payable and accrued expenses	262	574
Real estate tax payable	292	1,132
Accrued interest	29	116
Payables to related parties	222	138
Prepaid rent	24	114
Security deposits	33	170
Total liabilities	6,702	27,874
Partners’ capital	31,950	10,275
Total liabilities and partners’ capital	$38,652	$38,149

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$1,951	$2,540	$6,052	$7,995

Expenses:
Rental operating	1,216	1,364	3,552	4,053
Management fees – related parties	141	184	434	595
General and administrative	119	100	408	438
Depreciation and amortization	102	499	855	1,495
Total expenses	1,578	2,147	5,249	6,581

Income before other income (expense)	373	393	803	1,414

Other income (expense):
Interest expense, net	(439)	(433)	(1,155)	(1,546)
Loss on extinguishment of debt	(1,781)	—	(1,781)	—
Gain on sale of rental properties	24,499	—	24,509	9,603
Loss on disposal of fixed assets	—	(7)	(2)	(7)
Total other income (expenses)	$22,279	$(440)	$21,571	$8,050

Net income (loss)	$22,652	$(47)	$22,374	$9,464

Weighted average number of limited partner units outstanding	3,270	3,270	3,270	3,270

Net income (loss) per weighted average limited partner unit, basic and diluted	$6.93	$(0.01)	$6.84	$2.89

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands, except units)
(unaudited)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2016	$1	3,269,655	$10,274	$10,275
Distributions	—	—	(699)	(699)
Net income	—	—	22,374	22,374
Balance at September 30, 2016	$1	3,269,655	$31,949	$31,950

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$22,374	9,464
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of rental properties	(24,509)	(9,603)
Loss on extinguishment of debt	1,781	—
Depreciation and amortization	856	1,495
Amortization of deferred financing costs	63	103
Loss on disposal of fixed assets	2	7
Changes in operating assets and liabilities:
Restricted cash	188	390
Tenant receivables, net	54	6
Prepaid expense and other assets	(133)	(46)
Accounts receivable due from related parties	(86)	(32)
Accounts payable and accrued expenses	(262)	160
Real estate tax payable	(271)	(165)
Accrued interest	(5)	(28)
Payables to related parties	83	(1,682)
Prepaid rent	(63)	(34)
Security deposits	(4)	1
Net cash provided by operating activities	68	36

Cash flows from investing activities:
Capital expenditures	(296)	(485)
Restricted cash	(112)	197
Proceeds from sale of rental properties, net	27,596	11,684
Net cash provided by investing activities	27,188	11,396

Cash flows from financing activities:
Distributions to limited partners	(699)	(10,102)
Principal payments on mortgage notes payable	(174)	(413)
Payment on debt extinguishment	(1,781)	—
Net cash (used in) financing activities	(2,654)	(10,515)

Net increase in cash	24,602	917
Cash at beginning of period	6,702	4,483
Cash at end of period	$31,304	$5,400

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental properties	$19,679	$12,452

 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Texas and South Carolina (the “Properties”). The Partnership also may invest in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by multifamily residential rental properties, although the Partnership held no such investments as of September 30, 2016 and December 31, 2015.  The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs. RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.62% limited partnership interest in the Partnership at September 30, 2016 and December 31, 2015. RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a company operating in the real estate, financial fund management and commercial finance sectors.
On May 22, 2016, RAI agreed to be acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities.  The merger closed on September 8, 2016, and as a result, C-III indirectly controls RCP and all of the partnership units of the Partnership currently owned by RCP.
In accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”), the GP has the right to extend the Partnership term for a maximum of two years in the aggregate following the initial termination date. In February 2016, the GP extended the Partnership term for one year until March 28, 2017. The Partnership has begun the process of dissolution through the strategic disposal of assets. On March 19, 2015, the Partnership sold its interest in Woodland Hills. On December 1, 2015, the Partnership sold its interest in Tamarlane. On September 12, 2016, the Partnership sold its interest in Bent Oaks and Woodhollow. On September 30, 2016, the Partnership sold its interest in Woodland Village. The Partnership expects to to dispose of the remaining property in the fourth quarter of 2016.
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
Distributable cash from operations, payable monthly, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Preferred Return (as defined in the Agreement); and thereafter, 80% to the LPs and 20% to the GP.
Distributable cash from capital transactions, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Preferred Return; second, 100% to the LPs until their Adjusted Capital Contributions have been reduced to zero; and thereafter, 80% to the LPs and 20% to the GP.
The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2016 are unaudited. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:

Subsidiaries	Number of Units	Location
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”) (1)	—	—
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”) (2)	—	—
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”) (3)	—	—
RRE Woodland Hills Holdings, LLC (“Hills”) (4)	—	—
RRE Woodland Village Holdings, LLC, or Woodland Village Apartments (“Village”) (5)	—	—
212

(1) Tamarlane, a 115 unit multifamily apartment complex in Maine, was sold on December 1, 2015.
(2) Bent Oaks, a 146 unit multifamily apartment complex in Texas, was sold on September 12, 2016.
(3) Woodhollow, a 108 unit multifamily apartment complex in Texas, was sold on September 12, 2016.
(4) Hills, a 228 unit multifamily apartment complex in Georgia, was sold on March 19, 2015.
(5) Village, a 308 unit multifamily apartment complex in South Carolina, was sold on September 30, 2016.
All intercompany transactions and balances have been eliminated in consolidation.
Assets Held for Sale
The Partnership presents the assets and liabilities of any rental properties which qualify as held for sale, separately in the consolidated balance sheets. The Partnership does not consider the sale as probable until the purchase and sale agreement has been signed by both parties. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. The Partnership had one rental property included in assets held for sale as of September 30, 2016.
Geographic Concentration
As of September 30, 2016, the Partnership's net investments in real estate in San Antonio, Texas represented 100% of the Partnership’s total rental properties, net. As a result, the geographic concentration of the Partnership’s portfolio makes it particularly susceptible to adverse economic developments in San Antonio, Texas real estate markets. Any adverse economic or real estate developments in these markets could adversely affect the Partnership’s operating results.
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
SEPTEMBER 30, 2016
(unaudited)

Supplemental Disclosure of Cash Flow Information
During the nine months ended September 30, 2016 and 2015, the Partnership paid $1.1 million and $1.5 million, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $45,000 and $93,000 for the three and nine months ended September 30, 2016 and $36,000 and $96,000 for the three and nine months ended September 30, 2015, respectively.
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
Sale of Rental Property
The Partnership recognized the gains on sales of rental properties separately in the Consolidated Statement of Operations. Sales of rental properties completed by the Partnership do not represent a significant strategic shift in operations and , accordingly, the Partnership does not present discontinued operations. For information regarding the sales of the rental properties, see Note 7 .
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
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned or received. For the three and nine months ended September 30, 2016 other income totaled $235,000 and $691,000, respectively. For the three and nine months ended September 30, 2015 other income totaled $229,000 and $636,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value. The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for the nine months ended September 30, 2016 and 2015.
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
Tenant Receivables
Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At September 30, 2016 and December 31, 2015, there were no allowances for uncollectible receivables.
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
SEPTEMBER 30, 2016
(unaudited)

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

In June 2016, FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses” ("ASU No. 2016-13") which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Partnership beginning January 1, 2019. The Partnership is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-13"), which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-13 has been early adopted by the Partnership. As result of adoption, the Partnership has classified cash paid on early extinguishment of debt as cash used in financing activities.

NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

	September 30, 2016	December 31, 2015
Real estate taxes	$264	$1,034
Insurance	37	180
Capital improvements	307	386
Total	$608	$1,600

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 4 - MORTGAGE NOTES PAYABLE, NET
The following is a summary of mortgage notes payable, net (in thousands):

	September 30, 2016			December 31, 2015
Property	Mortgage balance	Deferred Finance Costs, Net (1)	Carrying Value	Mortgage balance	Deferred Finance Costs, Net(1)	Carrying Value
Bent Oaks	$—	$—	$—	$5,731	$(50)	$5,681
Cape Cod (3)	5,878	(38)	5,840	5,951	(51)	5,900
Woodhollow	—	—	—	4,916	(43)	4,873
Village	—	—	—	9,293	(117)	9,176
Total	$5,878	$(38)	$5,840	$25,891	$(261)	$25,630
(1) Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.

Bent Oaks and Woodhollow were sold on September 12, 2016. Woodland Village was sold on September 30, 2016. Proceeds from these sales were used to pay the outstanding borrowings. The Partnership incurred losses of $1.8 million on extinguishment of debt due to prepayment penalties.
The following table includes additional information about the Partnership's mortgage notes payable, net (in thousands):

Property Collateral	Maturity Date		Annual Interest Rate	Monthly Debt Service
Cape Cod (3)	01/01/2019	(2)	5.91%	$38	(1)

(1)	Monthly payment includes principal and interest. Interest is at a fixed rate.

(2)	The Partnership has an option to extend the maturity date for an additional one year to January 1, 2020. During the extension period, the interest rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.
(3) The Property qualifies as held for sale and it is separately presented in the consolidated balance sheet.
Annual contractual principal payments on the mortgage notes payable for the future years ending September 30, are as follows (in thousands):

2017	$104
2018	110
2019	5,664
$5,878
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
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of September 30, 2016 and December 31, 2015 was $136,000 and $486,000, respectively.  Estimated amortization of existing deferred financing costs for the next three years ending September 30, is as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

2017	$17
2018	16
2019	5
$38
NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.
Substantially all of the receivables from related parties represents escrow funds held by RAI for self insurance. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The pool for the property insurance covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover property losses in excess of the insurance pool up to $140 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results. In the nine months ended September 30, 2016 the Partnership funded $136,523 into the insurance pools.
On May 22, 2016, RAI agreed to be acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities.  The merger closed on September 8, 2016, and as a result, C-III indirectly controls RCP and all of the partnership units of the Partnership currently owned by RCP.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments from the offering of partnership units, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of September 30, 2016 and December 31, 2015, the amount of unpaid subordinated investment management fees totaled $149,000 and $15,000, respectively. During the nine months ended September 30, 2016 and 2015 the Partnership paid investment management fees totaling $0 and $1.9 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees. RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties. As of September 30, 2016 and December 31, 2015, property management fees due totaled $37,000 and $62,000, respectively. Because the Partnership has not acquired any real estate debt investments, there were no debt management fees as of September 30, 2016 and December 31, 2015.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties. As of September 30, 2016 and December 31, 2015, advances due totaled $35,000 and $61,000, respectively. Total reimbursable operating expenses incurred during the three months ended September 30, 2016 and September 30, 2015 were $468,000 and $577,000, respectively. Total reimbursable operating expenses incurred during the nine months ended September 30, 2016 and September 30, 2015 were $1.3 million and $1.6 million, respectively. Reimbursed expenses include payroll and miscellaneous operating expenses. Reimbursed operating expenses are included in property rental operating expenses in the consolidated statements of operations.
The Partnership pays investment management fees and property management fees to related parties.  These expenses are summarized as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
RCP:
Investment management fees (1)	$41	$59	$134	$196

RREML:
Property management fees - 5% of gross cash receipts (2)	$100	125	$300	399
	$141	$184	$434	$595

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

The unpaid principle balance and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Mortgage Balance	Estimated Fair Value	Mortgage Balance	Estimated Fair Value
Mortgage notes payable:
Bent Oaks	—	—	5,731	6,121
Cape Cod	$5,878	$6,352	$5,951	$6,343
Woodhollow	—	—	4,916	5,234
Village	—	—	9,293	9,305
Total mortgage notes payable	$5,878	$6,352	$25,891	$27,003

NOTE 7 - DISPOSITION OF PROPERTIES
The following table presents details of the Partnership's disposition activity during the year ended December 31, 2015 and nine months ended September 30, 2016 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2016 Dispositions:
Bent Oaks	Austin, TX	9/12/2016	$15,765	$9,108
Woodhollow	Austin, TX	9/12/2016	12,420	6,685
Woodland Village	Columbia, SC	9/30/2016	20,650	8,703
			$48,835	$24,496

2015 Dispositions:
Hills	Decatur, Georgia	3/19/2015	$25,200	$9,603
			$25,200	$9,603
The table below presents the revenues and net income attributable to properties sold for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Revenue Attributable to Properties Sold		Net Income Attributable to Properties Sold
Multifamily Community	Three months ended September 30, 2016	Nine months ended September 30, 2016	Three months ended September 30, 2016	Nine months ended September 30, 2016
2016 Dispositions:
Bent Oaks	$359	$1,239	$8,389	$8,366
Woodhollow	305	1,031	6,059	6,003
Woodland Village	769	2,248	8,254	8,250
	$1,433	$4,518	$22,702	$22,619

	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015
2015 Dispositions:
Hills	—	$602	—	$9,742
	$—	$602	$—	$9,742

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 8 - SUBSEQUENT EVENTS

On October 7, 2016, the Partnership signed a contract to sell Cape Cod Apartments for $15.7 million. The Partnership expects to record gain on the sale during the three months ended December 31, 2016.

On October 14, 2016, the Partnership distributed $28.5 million due to property sales. On October 17, 2016, the Partnership distributed $789,000 to the General Partner for a promote fee.

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

Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental property located in San Antonio, Texas, which we refer to as our Property.
We have begun the process of dissolution through the strategic disposal of assets. As of September 30, 2016, we own one multifamily residential rental property through our 100% owned subsidiary. On March 19, 2015, the Partnership sold its interest in Woodland Hills. On December 1, 2015, the Partnership sold its interest in Tamarlane. On September 12, 2016, the Partnership sold its interest in Bent Oaks and Woodhollow. On September 30, 2016, the Partnership sold its interest in Woodland Village. We expect to dispose the remaining asset in the fourth quarter 2016.
The following table presents our multifamily residential rental properties:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane (2)	07/31/2008	—	—	—
RRE Bent Oaks Holdings, LLC, or Bent Oaks (3)	12/10/2008	—	—	—
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	57%	212	San Antonio, TX
RRE Woodhollow Holdings, LLC, or Woodhollow (4)	12/12/2008	—	—	—
RRE Woodland Hills Holdings, LLC, or Hills (5)	12/19/2008	—	—	—
RRE Woodland Village Holdings, LLC, or Village (6)	03/07/2012	—	—	—
212

(1) Original face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.
(2) Tamarlane, a 115 unit multifamily apartment complex in Maine, was sold on December 1, 2015.
(3) Bent Oaks, a 146 unit multifamily apartment complex in Texas, was sold on September 12, 2016.
(4) Woodhollow, a 108 unit multifamily apartment complex in Texas, was sold on September 12, 2016.
(5) Hills, a 228 unit multifamily apartment complex in Georgia, was sold on March 19, 2015.
(6) Woodland Village, a 308 unit multifamily apartment complex in South Carolina, was sold on September 30, 2016.

(Back to Index)

The following table sets forth operating statistics about our multifamily residential rental properties. This table does not include information with respect to two properties, Woodland Hills and Tamarlane, which were sold during fiscal year 2015:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Property	2016	2015	2016	2015	2016	2015
Bent Oaks	92.8%	94.0%	$1.01	$1.26	76%	66%
Cape Cod	93.9%	95.0%	$1.05	$1.02	62%	72%
Woodhollow	94.1%	94.6%	$0.90	$1.10	74%	68%
Village	93.5%	94.6%	$0.59	$0.55	56%	65%

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Property	2016	2015	2016	2015	2016	2015
Bent Oaks	92.5%	92.3%	$1.17	$1.22	65%	59%
Cape Cod	94.2%	94.0%	$1.05	$0.99	62%	61%
Woodhollow	93.9%	94.0%	$1.04	$1.07	64%	63%
Village	93.6%	94.6%	$0.57	$0.55	59%	61%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

(3)
Rental operating expenses, excluding certain one-time expenses funded from reserves for capital expenditures, and general and administrative expenses, excluding asset management fees and transaction expenses, as a percentage of rental income, excluding any adjustment for concessions.

Results of Operations
We generate our income from the net revenues we receive from our Properties. In addition to the rental revenues we also generate funds from the sales or refinancing of our Properties as seen with the sale of the Hills in the first quarter of 2015, the sale of Tamarlane in the fourth quarter of 2015 and the sale of Bent Oaks, Woodhollow and Woodland Village in September of 2016. Should economic conditions in the areas in which our remaining property is located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing,

•	capital expenditures, and

•	net proceeds from property dispositions.
The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our rental revenues through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall decrease in the average occupancy rate during the nine months ended September 30, 2016 of approximately 0.18% with an average occupancy of 93.6% as compared to an average occupancy rate of 93.7% during the same period of 2015. Our Properties average effective

(Back to Index)

rent per square foot of remained the same during the nine months ended September 30, 2016 compared to the same period in 2015 for the same Properties.
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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenues:
Rental income	$1,951	2,540	(589)	(23)%

Expenses:
Rental operating	1,216	1,364	(148)	(11)%
Management fees – related parties	141	184	(43)	(23)%
General and administrative	119	100	19	19%
Depreciation and amortization	102	499	(397)	(80)%
Total expenses	1,578	2,147	(569)	(27)%

Income before other income (expense)	373	393	(20)	(5)%

Other income (expense):
Interest expense, net	(439)	(433)	(6)	1%
Gain on sale of rental properties	24,499	—	24,499	100%
Loss on extinguishment of debt	(1,781)	—	(1,781)	100%
Loss on disposal of fixed assets	—	(7)	7	(100)%
Total other income (expenses)	22,279	(440)	22,719

Net income (loss)	$22,652	$(47)	$22,699	48,300%

Weighted average number of limited partner units outstanding	3,270	3,270

Net income (loss) per weighted average limited partner unit, basic and diluted	$6.93	$(0.01)
Revenues
We attribute the $589,000 decrease in revenues principally to the sale of the Tamarlane property in the fourth quarter of 2015. During the three months ended September 30, 2015, revenue attributable to Tamarlane was $515,000. Average effective rent per square foot and occupancy rates have varied within our expected range.
Expenses
We attribute the $569,000 decrease in expenses principally to:

(Back to Index)

•	a $148,000 decrease in rental operating expenses primarily due to:

▪	a $31,000 decrease in rental operating expenses due to the sale of the Tamarlane property in the fourth quarter of 2015,

▪a $25,000 decrease in property and general liability insurance claims across the RAI managed portfolio,

▪a $92,000 decrease in real estate taxes primarily attributable to the sale of Tamarlane in the fourth quarter of 2015.

•
a $43,000 decrease in management fees corresponding to the decrease in revenues attributable to the sale of the Tamarlane property in the fourth quarter of 2015 and sale of Bent Oaks, Woodhollow and Woodland Village in September 2016.

•a $397,000 decrease in depreciation and amortization related to the sale of the Tamarlane property in the fourth quarter of 2015 and sale of Bent Oaks, Woodhollow and Woodland Village in September 2016 as depreciation was ceased as the assets were considered held for sale.
Other income (expense)

•
Gains on sale of rental properties included in Other income (expense) increased by $24.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2016 Dispositions:
Bent Oaks	Austin, TX	9/12/2016	$15,765	$9,108
Woodhollow	Austin, TX	9/12/2016	12,420	6,685
Woodland Village	Columbia, SC	9/30/2016	20,650	8,703
			$48,835	$24,496

2015 Dispositions:
Hills	Decatur, Georgia	3/19/2015	$25,200	$9,603
			$25,200	$9,603
Additionally, the Partnership incurred losses of $1.8 million on extinguishment of debt as a result of prepayments on outstanding borrowings.

(Back to Index)

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenues:
Rental income	$6,052	$7,995	(1,943)	(24)%

Expenses:
Rental operating	3,552	4,053	(501)	(12)%
Management fees – related parties	434	595	(161)	(27)%
General and administrative	408	438	(30)	(7)%
Depreciation and amortization	855	1,495	(640)	(43)%
Total expenses	5,249	6,581	(1,332)	(20)%

Income before other income (expense)	803	1,414	(611)	(43)%

Other income (expense):
Interest expense, net	(1,155)	(1,546)	391	25%
Loss on extinguishment of debt	(1,781)	—	(1,781)	100%
Gain on sale of rental properties	24,509	9,603	14,906	155%
Loss on disposal of fixed assets	(2)	(7)	5	(71)%
Total other income (expenses)	$21,571	$8,050	13,521	168%

Net income	$22,374	$9,464	12,910	136%

Weighted average number of limited partner units outstanding	3,270	3,270

Net income per weighted average limited partner unit, basic and diluted	$6.84	$2.89
Revenues
We attribute the $1.9 million decrease in revenues principally to the sale of the Hills and Tamarlane properties in the first and fourth quarters of 2015, respectively as well as sale of Bent Oaks, Woodhollow and Woodland Village in September 2016. During the nine month ended September 30, 2015 revenue attributable the Hills and Tamarlane were $602,000 and $1.5 million, respectively. Average effective rent per square foot and occupancy rates have varied within our expected range.

Expenses
We attribute the $1.3 decrease in expenses principally to:

•	a $501,000 decrease in rental operating expenses primarily due to:

▪	a $33,000 decrease in property and general liability insurance claims across the RAI managed portfolio,

▪
a $320,000 decrease in rental operating expenses due to sale of the Hills and Tamarlane in the first and fourth quarters of 2015, respectively, and sale of Bent Oaks, Woodhollow and Woodland Village in September 2016.

(Back to Index)

▪	a $149,000 decrease in real estate taxes primarily attributable to the sale of the Properties in 2015 and September 2016.

•	a $161,000 decrease in management fees corresponding to the decrease in revenues attributable to the sales of both the Hills and Tamarlane.

•	a $640,000 decrease in depreciation and amortization related to the sale of the Hills and Tamarlane as well as sale of Bent Oaks, Woodhollow and Woodland Village in September 2016.
Other income (expense)

•	a $391,000 decrease in interest expense primarily is related to the payoff of both the Hills and Tamarlane mortgages upon the sales of the Properties.

•
Gains on sale of rental properties included in Other income (expense) increased by $14.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2016 Dispositions:
Bent Oaks	Austin, TX	9/12/2016	$15,765	$9,108
Woodhollow	Austin, TX	9/12/2016	$12,420	$6,685
Woodland Village	Columbia, SC	9/30/2016	$20,650	$8,703
			$48.835	$24.496

2015 Dispositions:
Hills	Decatur, Georgia	3/19/2015	$25,200	$9,603
			$25,200	$9,603
Additionally, the Partnership incurred losses of $1.8 million on extinguishment of debt as a result of prepayments on outstanding borrowings.

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities (1)	$68	$36
Net cash provided by investing activities	27,188	11,396
Net cash (used in) financing activities	(2,654)	(10,515)
Net increase in cash	$24,602	$917

(1)	Includes changes in operating assets and liabilities.

Our liquidity needs consist principally of funds used to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners. Our ability to meet our liquidity needs will be subject to our ability to generate cash from both operations and sales, and to control property operating expenses. The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent. Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates. The rental rates charged to tenants compared to

(Back to Index)

competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property. We have retained a portion of the proceeds from the sales of the the Properties to ensure adequate operating liquidity for the remaining term of the Partnership, pay off related debt and make distributions to investors. We also have retained a portion of the proceeds from the sales of the Properties to ensure adequate funding for any future capital expenditures which we may determine to be necessary to position the remaining properties for eventual sale.

The following table sets forth the capital expenditures incurred during the nine months ended September 30, 2016, which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures
Bent Oaks	26
Cape Cod	31
Woodhollow	23
Village	216
Total	$296
We have begun the process of dissolution through the strategic disposal of assets. As of September 30, 2016, we own one multifamily residential rental Property through our 100% owned subsidiary, which is expected to be disposed of in the fourth quarter of 2016.
In connection with the acquisitions of our Properties, we have $5.9 million carrying value of total mortgage financing outstanding. For information regarding mortgage financing with respect to each Property, see Note 4 of the notes to our consolidated financial statements.
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
The aggregate debt service requirement for our loans on the one remaining asset for the twelve months ending September 30, 2017 is $453,000, including principal payments of $104,000.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  Cumulatively through September 30, 2016, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although no units were redeemed in the nine months then ended.
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
Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

PART II

OTHER INFORMATION

ITEM 6.        EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (Tamarlane) (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016)
10.2	Agreement of Purchase and Sale - The Hills (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016)
10.3	Agreement of Purchase and Sale - Bent Oaks
10.4	Agreement of Purchase and Sale - Woodhollow
10.5	Agreement of Purchase and Sale - Woodland Village
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

November 14, 2016	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

November 14, 2016	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President – Finance
(Principal Financial and Accounting Officer)

(Back to Index)