Form 10-K
period 2016-12-31
Resource Real Estate Investors 7, L.P.
filed 2017-03-28
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

As used herein, the terms “we,” “us,” or “our” refer to Resource Real Estate Investors 7, L.P.

(Back to Index)

(Back to Index)

ITEM 1.        BUSINESS
General
Resource Real Estate Investors 7, L.P., is a Delaware limited partnership which was formed on March 28, 2008 and commenced operations on June 16, 2008. We previously owned in fee, operated and invested in multifamily residential rental properties, which we refer to as the Properties. We currently do not own any real property or real estate debt investments and do not anticipate owning any real estate debt investments. We have disposed of all Properties and are in the process of liquidating the partnership.
Our general partner, Resource Capital Partners, Inc. ("RCP", the "General Partner", or "GP"), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs, or TICs. Our General Partner operated and managed our Properties on our behalf, and was responsible for evaluating, managing, refinancing and selling our Properties on our behalf. Our General Partner is an indirect wholly owned subsidiary of Resource America, Inc. (or "RAI"), a company operating in the real estate, financial fund and commercial finance management sectors.

On September 8, 2016, RAI was acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III indirectly controls RCP and all of the units of the Partnership currently owned by RCP.

Our General Partner has complete and exclusive discretion in the management of our business. On February 12, 2016, by written notice to the partners, the General Partner elected to extend the partnership's term for one year to March 28, 2017. We will terminate on March 28, 2017, unless we are sooner dissolved or terminated.
Our Management
As we do not have any officers, directors or employees, we relied entirely on the officers and employees of our General Partner and its affiliates for the management of our former Properties. Our General Partner and its affiliates, Resource Real Estate Management, LLC and Resource Real Estate, Inc., also conduct business activities of their own in which we have no economic interest. Employees of our General Partner and its affiliates who provide us with services are not required to work full-time on our affairs. These employees devote significant time to the affairs of our General Partner and its affiliates and are compensated by our General Partner and its affiliates for the services rendered to them. There may be significant conflicts between us and our General Partner and its affiliates regarding the availability of those employees to manage us and our former Properties.
Real Estate Manager
Resource Real Estate Management, LLC ("Resource Real Estate Management"), a wholly owned subsidiary of our General Partner, managed or supervised the management of our former Properties under a real estate management agreement with us or our subsidiary holding legal title to a particular Property. Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs. In October 2007, Resource Real Estate Management, Inc., d/b/a Resource Residential, a subsidiary of US Residential Group LLC ("USRG"), a Dallas based property manager that is a wholly owned subsidiary of C-III, was formed to manage residential real estate investments for Resource Real Estate Management. For a discussion of the management fees payable under these arrangements, see Item 13 "Certain Relationships and Related Transactions and Director Independence".
Distribution Allocations
Distributable cash, which includes both distributable cash from operations as well as from capital transactions, will be distributed as described below.
Distributable cash from operations will be distributed in the following order of priority:

•
first, 100% to the limited partners until they have each received distributions from us, including distributions of distributable cash from capital transactions, equal to their respective preferred return of 8.25% if they subscribed for their units on or before December 31, 2007, or 8% if they subscribed for their units after December 31, 2007, which we refer to as their Preferred Return; and

•	thereafter, 80% to the limited partners and 20% to our General Partner, as a Promote.

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
An adjusted capital contribution is the amount originally paid for the limited partnership units, less previous distributions of distributable cash from capital transactions.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request. However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion. We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner. If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units. As of the date of this Report, 5,000 units have been redeemed. During the years ended December 31, 2016 and 2015, we did not receive any redemption requests.
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

(Back to Index)

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partnership units are not publicly traded. There is no established market for our limited partnership units and it is unlikely that any will develop. As of December 31, 2016 there were 594 holders of record of our limited partnership units.

We have paid distributions monthly. During 2016, we paid the General Partner a total of $2.9 million: $157,000 represented investment management fees and $2.7 million represented the promote due to the sales of four of the Properties. Total distributions paid to the General and Limited Partners were $39.7 million and $17.1 million in 2016 and 2015, respectively. The following table details these distributions by month:

	December 31, 2016		December 31, 2015
	Distributions	Per Unit	Distributions	Per Unit
January	$76,532	$0.023	$136,871	$0.042
February	76,577	0.023	136,871	0.042
March	86,453	0.026	9,067,732	2.773
April	76,577	0.023	126,669	0.039
May	76,577	0.023	126,669	0.039
June	76,577	0.023	126,669	0.039
July	76,577	0.023	126,670	0.039
August	76,577	0.023	126,676	0.039
September	76,577	0.023	126,677	0.039
October	28,576,633	8.740	126,677	0.039
November	135,966	0.042	126,677	0.039
December	10,327,881	3.159	6,775,463	2.072
Total distributions for the year	$39,739,504	$12.151	$17,130,321	$5.241
We do not have any equity compensation plans.
ITEM 6.        SELECTED FINANCIAL DATA
Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

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
Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through our wholly owned subsidiaries, we previously owned in fee, operated and invested in multifamily residential rental properties. As of December 31, 2016, we did not own any real property or real estate debt investments.
During the year ended December 31, 2016, we sold our four remaining multifamily properties (the "Properties"). As of December 31, 2016, we no longer own any multifamily residential rental Properties. The following table presents our former multifamily residential rental properties:

Subsidiary / Property	Purchase Date	Disposition Date
RRE Tamarlane Holdings, LLC, or Tamarlane (1)	07/31/2008	12/01/2015
RRE Bent Oaks Holdings, LLC, or Bent Oaks (2)	12/10/2008	09/12/2016
RRE Cape Cod Holdings, LLC, or Cape Cod (3)	12/10/2008	11/21/2016
RRE Woodhollow Holdings, LLC, or Woodhollow (4)	12/12/2008	09/12/2016
RRE Woodland Hills Holdings, LLC, or The Hills (5)	12/19/2008	03/19/2015
RRE Woodland Village Holdings, LLC, or Village (6)	03/07/2012	09/30/2016

(1) Tamarlane was a 115 unit multifamily apartment complex in Maine.
(2) Bent Oaks was a 146 unit multifamily apartment complex in Texas.
(3) Cape Cod was a 212 unit multifamily apartment complex in Texas.
(4) Woodhollow was a 108 unit multifamily apartment complex in Texas.
(5) The Hills was a 228 unit multifamily apartment complex in Georgia.
(6) Woodland Village was a 308 unit multifamily apartment complex in South Carolina.

Results of Operations
We generated our income from the net revenues we received from our Properties. In addition to the rental revenues, we also generated funds from the sales or refinancing of our Properties.
Our operating results and cash flows from our Properties were affected by five principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.

•	net proceeds from property dispositions

Prior to their sales, the amount of rental revenues from our Properties was dependent upon their occupancy rates and concessions granted.  We sought to maximize our occupancy rates through aggressive property-level programs, including, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions. Under our LRO program, we sought to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing. Our Properties experienced an overall decrease in the average occupancy rate during the year ended December 31, 2016 of approximately 0.59%, with an average occupancy of 93.5%, as compared to an average occupancy rate of 94.1% during the same

(Back to Index)

(Back to Index)

period of 2015. Our Properties also experienced an overall decrease in the average effective rent per square foot of $0.21 during the year ended December 31, 2016 compared to the same period in 2015 for the same properties.

We sought to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenues:
Rental income	$6,359	$10,341	$(3,982)	(39)%

Expenses:
Rental operating	3,788	5,385	(1,597)	(30)%
Management fees – related parties	450	768	(318)	(41)%
General and administrative	463	503	(40)	(8)%
Depreciation and amortization	856	1,872	(1,016)	(54)%
Total expenses	5,557	8,528	(2,971)	(35)%

Income before other income (expenses)	802	1,813	(1,011)	(56)%

Other income (expenses):
Interest expense, net	(1,223)	(1,957)	734	(38)%
Loss on extinguishment of debt	(2,379)	—	(2,379)	100%
Gain on sale of rental properties	33,965	17,645	16,320	92%
Loss on disposal of fixed assets	(2)	(16)	14	(88)%
Total other income (expenses)	30,361	15,672	14,689	94%

Net income	$31,163	$17,485	$13,678	78%

Weighted average number of limited partner units outstanding	3,270	3,270

Net income per weighted average limited partner unit, basic and diluted	$9.53	$5.35
Revenues
We attribute the $4.0 million decrease in revenues principally to the sale of Bent Oaks, Woodhollow, Woodland Village and Cape Cod during the year ended 2016 as well as the sale of the Hills and Tamarlane during the year ended 2015.
Expenses
We attribute the decrease in expenses set forth below, principally to the sale of Properties:

•	a $1.6 million decrease in rental operating expenses primarily due to:

▪	$85,000 overall decrease in insurance expense;

▪	$445,000 decrease in operating expenses; and

▪	$1.1 million decrease in real estate tax expense.

•	a $318,000 decrease in management fees corresponding to the decrease in revenues attributable to the sale of Properties.

•	a $1.0 million decrease in depreciation and amortization due to the disposal of assets and sale of Properties.

(Back to Index)

(Back to Index)

Other income (expense)
The $14.7 million increase in other income (expense) is due primarily to the gains on sale of the Properties during 2016. Other income also increased due to a $734,000 decrease in interest expense, net, as a result of property sales, offset by a $2.4 million increase in defeasance costs as a result of the prepayment of the mortgages in conjunction with the sale of Properties.

The following table sets forth our gains on sale of Properties included in Other income (expense) (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2016 Dispositions:
Bent Oaks	Austin, TX	9/12/2016	$15,765	$9,108
Woodhollow	Austin, TX	9/12/2016	12,420	6,685
Woodland Village	Columbia, SC	9/30/2016	20,650	9,122
Cape Cod	San Antonio, TX	11/21/2016	15,700	9,040
Tamarlane - additional gain recognized				10
			$64,535	$33,965

2015 Dispositions:
Hills	Decatur, GA	3/19/2015	$25,200	$9,603
Tamarlane	Portland, ME	12/1/2015	18,300	8,042
			$43,500	$17,645

Liquidity and Capital Resources
The following table sets forth our net sources and uses of cash (in thousands):

	Years Ended
	December 31,
	2016	2015
Net cash provided by operating activities (1)	$27	$368
Net cash provided by investing activities	37,310	19,510
Net cash used in financing activities	(42,469)	(17,659)
Net (decrease) increase in cash	$(5,132)	$2,219

(1)	Includes changes in operating assets and liabilities.
We have retained a portion of the proceeds from the sales of the Properties to ensure adequate operating liquidity for the remaining term of the Partnership.
During the year ended December 31, 2016, we recognized net income of $31.2 million. Our results are substantially affected by gains of $9.1 million, $6.7 million, $9.1 million, and $9.0 million realized on the sales of Bent Oaks, Woodhollow , Woodland Village, and Cape Cod, respectively. In comparison to the same period in 2015 when we recognized net income of $17.5 million, our 2015 results were primarily affected by gains of $9.6 million and $8.0 million realized on the sales of the Hills and Tamarlane, respectively. Our non-cash expenses for the years ended December 31, 2016 and 2015 included $856,000 and $1.9 million, respectively, of depreciation and amortization. Also included in non-cash expenses are amortization of deferred financing costs, losses on disposal of fixed assets, and loss on extinguishment of debt. Excluding these non-cash expenses, our operations generated $696,000 and $1.9 million, respectively, of positive adjusted cash flow from operations for the years ended December 31, 2016 and 2015, respectively.  We define adjusted cash flow from operations, a non-GAAP liquidity measure, as net cash provided by operating activities as adjusted for net changes in operating assets and liabilities. Adjusted cash flow from operations is not a measure under U.S. generally accepted accounting principles ("GAAP") and should not be considered an alternative to cash flow from operations.

(Back to Index)

(Back to Index)

The following table reconciles net cash provided by operating activities to adjusted cash flow from operations, a non-GAAP measure, as described in the paragraph above (in thousands):

	Years Ended
	December 31,
	2016	2015
Net cash provided by operating activities	$27	$368
Net changes in operating assets and liabilities	669	1,486
Adjusted cash flow from operations (non-GAAP)	$696	$1,854
The following table sets forth the capital expenditures incurred during the year ended December 31, 2016, which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures
Bent Oaks	$26
Cape Cod	38
Woodhollow	23
Village	216
Total	$303

As of December 31, 2016, we no longer owned any Properties and we anticipate the dissolution of the Partnership to be completed during 2017.
We have no mortgage financing outstanding as of December 31, 2016. For more information regarding mortgage financing with respect to each Property, see Note 4 of the notes to our consolidated financial statements.
Our payables to related parties primarily consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner. The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return. The limited partners received their Preferred Return during the year ended December 31, 2016 due to the sales of the Bent Oaks, Cape Cod, Woodhollow and Woodland Village. As a result, $157,000 of the accrued subordinated investment management fee was paid during the year ended December 31, 2016.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  See Item 1, "Redemption of Units." Cumulatively through December 31, 2016, a total of 5,000 units have been redeemed at an aggregate price of $46,710. During the years ended December 31, 2016 and 2015, we did not receive any redemption requests.
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
Impairment. We reviewed the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If we determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we would record an impairment charge to reduce the carrying amount for that asset to its estimated fair value. We have not recognized any impairments of our Properties for the years ended December 31, 2016 and 2015.
Revenue Recognition. We derived our revenue primarily from rental of residential housing units with lease agreement terms of generally one year or less. We recognized rent as income on a straight-line basis over the term of the related lease. Additionally, any incentives included in the lease were amortized on a straight-line basis over the term of the related lease.
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which were recognized when earned.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements or obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Omitted as permitted under rules applicable to the small reporting companies.

(Back to Index)

(Back to Index)

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 7, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 7, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Investors 7, L.P. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2017

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2016	2015
ASSETS
Rental properties, at cost:
Land	$—	$4,201
Buildings and improvements	—	31,920
Personal property	—	1,551
Identifiable intangible assets	—	1,497
	—	39,169
Accumulated depreciation and amortization	—	(9,634)
Total rental properties, net	—	29,535

Cash	1,570	6,702
Restricted cash	—	1,600
Accounts receivable	59	70
Accounts receivable due from related parties	121	171
Prepaid expenses and other assets	—	71
Total assets	$1,750	$38,149

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$—	$25,630
Accounts payable and accrued expenses	46	574
Real estate taxes payable	—	1,132
Accrued interest	—	116
Payables to related parties	5	138
Prepaid rents	—	114
Security deposits	—	170
Total liabilities	51	27,874
Partners’ capital	1,699	10,275
Total liabilities and partners’ capital	$1,750	$38,149

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended
	December 31,
	2016	2015
Revenues:
Rental income	$6,359	$10,341

Expenses:
Rental operating	3,788	5,385
Management fees – related parties	450	768
General and administrative	463	503
Depreciation and amortization	856	1,872
Total expenses	5,557	8,528

Income before other income (expenses)	802	1,813

Other income (expenses):
Interest expense, net	(1,223)	(1,957)
Loss on extinguishment of debt	(2,379)	—
Gain on sale of rental properties	33,965	17,645
Loss on disposal of fixed assets	(2)	(16)
Total other income (expenses)	30,361	15,672

Net income	$31,163	$17,485

Weighted average number of limited partner units outstanding	3,270	3,270

Net income per weighted average limited partner unit, basic and diluted	$9.53	$5.35

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(in thousands, except units)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2015	$1	3,269,655	$9,920	$9,921
Distributions	—	—	(17,131)	(17,131)
Net income	—	—	17,485	17,485
Balance at December 31, 2015	1	3,269,655	10,274	10,275
Distributions	(2,773)	—	(36,966)	(39,739)
Net income	3,112	—	28,051	31,163
Balance at December 31, 2016	$340	3,269,655	$1,359	$1,699

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$31,163	$17,485
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of rental properties	(33,965)	(17,645)
Loss on extinguishment of debt	2,379	—
Depreciation and amortization	856	1,872
Amortization of deferred financing costs	261	126
Losses on disposal of fixed assets	2	16
Changes in operating assets and liabilities:
Restricted cash	119	36
Accounts receivable	95	11
Prepaid expense and other assets	(29)	26
Accounts receivable due from related parties	50	(72)
Accounts payable and accrued expenses	(451)	244
Real estate taxes payable	(206)	144
Accrued interest	(34)	(25)
Payables to related parties	(133)	(1,872)
Prepaid rents	(76)	25
Security deposits	(4)	(3)
Net cash provided by operating activities	27	368

Cash flows from investing activities:
Capital expenditures	(303)	(663)
Restricted cash	(126)	288
Proceeds from sale of rental properties, net	37,739	19,885
Net cash provided by investing activities	37,310	19,510

Cash flows from financing activities:
Distributions to limited partners	(39,739)	(17,131)
Principal payments on mortgage notes payable	(351)	(528)
Payment of defeasance costs on extinguishment of debt	(2,379)	—
Net cash used in financing activities	(42,469)	(17,659)

Net (decrease) increase in cash	(5,132)	2,219
Cash at beginning of period	6,702	4,483
Cash at end of period	$1,570	$6,702

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental properties	$25,540	$22,272

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which, until November 21, 2016, owned and operated multifamily residential rental properties. The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The Partnership's general partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, during the year ended December 31, 2016 and 2015, RCP held a 5.62% limited partnership interest in the Partnership. RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a company operating in the real estate, financial fund management and commercial finance sectors.

On September 8, 2016, RAI was acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III indirectly controls RCP and all of the general and limited units of the Partnership currently owned by RCP.

The General Partner, in its discretion, may extend the Partnership's term for up to an aggregate of two years. The General Partner has complete and exclusive discretion in the management of the Partnership's business. Pursuant to the Partnership's limited partnership agreement, the Partnership's term was set to expire on March 28, 2016. On February 12, 2016, by written notice to the partners, the General Partner elected to extend the term for one year to March 28, 2017.
The First Amended and Restated Agreement of Limited Partnership (the "Agreement") provides that income is allocated as follows: first, to the Limited Partners (“LPs”) and the GP (collectively, the “Partners”) in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts; second, to the Partners in proportion to the allocations of Distributable Cash (as defined in the Agreement); and third, 100% to the LPs.  All losses are allocated as follows: first, 100% to the LPs until the LPs have been allocated losses equal to the excess, if any, of their aggregate capital account balances over the aggregate Adjusted Capital Contributions (as defined in the Agreement); second, to the Partners in proportion to and to the extent of their respective remaining positive capital account balances, if any; and third, 100% to the LPs.
Distributable cash from operations, payable monthly, as determined by the GP, is first allocated 100% to the LPs until the LP’s have received their Preferred Return (as defined in the Agreement); and thereafter, 80% to the LPs and 20% to the GP, as a Promote.
Distributable cash from capital transactions, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Preferred Return; second, 100% to the LPs until their Adjusted Capital Contributions have been reduced to zero; and thereafter, 80% to the LPs and 20% to the GP, as a Promote.
As of December 31, 2016 the Partnership had disposed of all real estate assets and is in the process of liquidating its operations.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiaries	Purchase Date	Disposition Date
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”)(1)	07/31/2008	12/01/2015
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”)(2)	12/10/2008	09/12/2016
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”)(3)	12/10/2008	11/21/2016
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”)(4)	12/12/2008	09/12/2016
RRE Woodland Hills Holdings, LLC, or Woodland Hills Apartments (“The Hills”)(5)	12/19/2008	03/19/2015
RRE Woodland Village Holdings, LLC, or Woodland Village Apartments (“Village”)(6)	03/07/2012	09/30/2016

(1) Tamarlane was a 115 unit multifamily apartment complex in Maine.
(2) Bent Oaks was a 146 unit multifamily apartment complex in Texas.
(3) Cape Cod was a 212 unit multifamily apartment complex in Texas.
(4) Woodhollow was a 108 unit multifamily apartment complex in Texas.
(5) The Hills was a 228 unit multifamily apartment complex in Georgia.
(6) Woodland Village was a 308 unit multifamily apartment complex in South Carolina.
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
Supplemental Disclosure of Cash Flow Information
During the years ended December 31, 2016 and 2015, the Partnership paid $1.1 million and $1.9 million, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $105,000 and $124,000 for the years ended December 31, 2016 and 2015, respectively.

Deferred Financing Costs
Costs incurred to obtain financing were capitalized and were being amortized over the term of the related debt using the effective yield method. In accordance with adoption of Financial Accounting Standard Board ("FASB") Accounting Standards Update ("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs", the Partnership recorded deferred financing costs as a direct reduction of the related mortgage notes payable.
Concentration of Credit Risk

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2016, the Partnership had $1.9 million of deposits at various banks, of which $1.3 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Income Taxes
The Partnership evaluated the benefits of tax positions taken or expected to be taken in its tax returns under a two-step recognition and measurement process.  Only the largest amount of benefits from the tax positions that will more likely than not be sustainable upon examination are recognized by the Partnership.  The Partnership did not have any unrecognized tax benefits, nor interest and penalties, recorded in the consolidated balance sheets or consolidated statements of operations and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.
The Partnership was subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership had significant business operations.  The Partnership was not currently undergoing any examinations by taxing authorities. The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2013 through 2016.
Revenue Recognition
Revenue was primarily derived from the rental of residential housing units with lease agreement terms of generally one year or less.  The Partnership recognized revenue in the period that rent was earned, which was on a monthly basis.  The Partnership recognized rent as income on a straight-line basis over the term of the related lease. Additionally, any incentives included in the lease were amortized on a straight-line basis over the term of the related lease.
Included within rental income were other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which were recognized when earned or received.
Long-Lived Assets
The Partnership reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable.  If it was determined that an asset’s estimated future cash flows would not be sufficient to recover its carrying amount, an impairment charge would be recorded to reduce the carrying amount for that asset to its estimated fair value. The Partnership had estimated that the future cash flows from its Properties would be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for either of the years ended December 31, 2016 or 2015.
Tenant Receivables
Tenant receivables were stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determined its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership wrote off receivables when they became uncollectible.  At December 31, 2016 and 2015, there were no balances in allowances for uncollectible receivables.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.

Adoption of New Accounting Standards

In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption had no impact on the Partnership's consolidated financial statements.
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU 2015-01"). The amendments in ASU 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. On January 1, 2016, the Partnership adopted ASU 2015-01; the adoption had no impact on the Partnership's consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Partnership beginning January 1, 2016. On January 1, 2016, the Partnership adopted ASU 2015-02; the adoption had no impact on the Partnership's consolidated financial statements.

In April 2015, FASB issued No. ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Partnership applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance was effective and was adopted by the Partnership on January 1, 2016 and as result the Partnership has reclassified $261,000 of unamortized debt issuance costs at December 31, 2015 from deferred financing costs to liabilities as reduction of the related mortgage notes payable.

In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 was effective and adopted by the Partnership on January 1, 2016 and the adoption had no impact on its consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-13"), which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-13 has been early adopted by the Partnership. As result of adoption, the Partnership has classified cash paid on early extinguishment of debt as cash used in financing activities.

Accounting Standards Issued But Not Yet Effective.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Partnership beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Partnership does not believe that this guidance will have any impact on consolidated financial position, results of operations and cash flows, as the Partnership expects to terminate in 2017.

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years, and interim periods

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

within those fiscal years, beginning after December 15, 2018. The Partnership does not believe that this guidance will have any impact on consolidated financial position, results of operations and cash flows, as the Partnership expects to terminate in 2017.

In June 2016, FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses” ("ASU 2016-13") which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Partnership beginning January 1, 2019. The Partnership does not believe that this guidance will have any impact on consolidated financial position, results of operations and cash flows, as the Partnership expects to terminate in 2017.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective for us for our fiscal year beginning November 1, 2018. The Partnership does not believe that this guidance will have any impact on consolidated financial position, results of operations and cash flows, as the Partnership expects to terminate in 2017.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of
Business" ("ASU 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU 2017-01 is effective for us beginning January 1, 2018 but early adoption is allowed. The Partnership does not believe that this guidance will have any impact on consolidated financial position, results of operations and cash flows, as the Partnership expects to terminate in 2017.

NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	Years Ended
	December 31,
	2016	2015
Real estate taxes	$—	$1,034
Insurance	—	180
Capital improvements	—	386
Total	$—	$1,600

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

NOTE 4 - MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

	December 31, 2016			December 31, 2015
Property	Mortgage balance	Deferred Finance Costs, Net	Carrying Value	Mortgage balance	Deferred Finance Costs, Net(1)	Carrying Value
Bent Oaks	$—	$—	$—	$5,731	$(50)	$5,681
Cape Cod	—	—	—	5,951	(51)	5,900
Woodhollow	—	—	—	4,916	(43)	4,873
Village	—	—	—	9,293	(117)	9,176
Total	$—	$—	$—	$25,891	$(261)	$25,630
(1) Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.

Bent Oaks and Woodhollow were sold on September 12, 2016. Woodland Village was sold on September 30, 2016. Cape Cod was sold on November 21, 2016. Proceeds from these sales were used to repay the outstanding borrowings. During the year ended December 31, 2016, the Partnership incurred losses of $2.4 million on extinguishment of debt due to defeasance prepayment costs.

Deferred financing costs included unamortized costs incurred to obtain financing which were amortized over the term of the related debt. Accumulated amortization as of December 31, 2016 and December 31, 2015 was $0 and $486,000, respectively.
NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     In the ordinary course of its business operations, the Partnership had ongoing relationships with several related entities.

Substantially all of the receivables from related parties represent insurance deposits held in escrow by Resource Real Estate, Inc ("RRE") for self insurance which, if unused, will be returned to the Partnership. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both the property insurance and general liability. RRE holds the deposits in escrow to fund future insurance claims. The pool for property insurance covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 of each general liability incident. Catastrophic insurance would cover losses in excess of the insurance pools up to $140 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results. In the year ended December 31, 2016, the Partnership paid approximately $137,000 into the insurance pools.
     RCP was entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of December 31, 2016 and 2015, the amount of unpaid subordinated investment management fees totaled $0 and $15,000, respectively. During the year ended December 31, 2016, the Partnership paid investment management fees totaling $157,000 due to the LP's Preferred Return threshold having been satisfied during the year ended December 31, 2016.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”), was entitled to receive property and debt management fees. RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties. As of December 31, 2016 and 2015, property management fees due totaled $0 and $62,000, respectively. Because the Partnership had not acquired any real estate debt investments, there were no debt management fees as of December 31, 2016 and 2015.
During the ordinary course of business, RCP and RREMI advanced funds for ordinary operating expenses on behalf of the Properties, which were substantially repaid within a few days. As of December 31, 2016 and 2015, advances for ordinary operating expenses due totaled $7,000 and $61,000, respectively. Total reimbursable operating expenses incurred during the years ended December 31, 2016 and 2015 were $1.2 million and $1.7 million, respectively. Reimbursable expenses include payroll and miscellaneous operating expenses. Reimbursable operating expenses are included in property operating expenses in the consolidated statements of operations.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

During the year ended December 31, 2016 and 2015, total LP distributions paid to RCP, excluding investment management fees and Promote, were $1.9 million and $940,000, respectively.
During 2016, the General Partner received $2.9 million, $157,000 relates to investment management fees and $2.7 million represented the promote due to the sales of the four remaining Properties.
    The Partnership pays investment management fees and property management fees to related parties. These expenses are summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015
RCP:
Investment management fees [1]	$142	$251

RREML:
Property management fees - 5% of gross cash receipts [2]	308	517
	$450	$768

(1) RCP was entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross proceeds that have been deployed in real estate investments from the offering of partnership units, net of any LP interest owned by RCP. During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.
(2) RREML was entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned Properties for managing or obtaining and supervising third party managers.
NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
In analyzing the fair value of its financial instruments disclosed or accounted for on a fair value basis, the Partnership followed the fair value hierarchy, which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Partnership determined fair value based on quoted prices when available or, if quoted prices were not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the financial instruments.  The fair value of cash, tenant receivables and accounts payable approximate their carrying values due to their short term nature. The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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
The following methods and assumptions were used to estimate the fair value of the Partnership’s financial instruments:

•
Mortgage notes payable.  Rates currently available to the Partnership for debt with similar terms and remaining maturities, which are Level 2 inputs, are used to estimate the fair value of existing debt.

The carrying amounts and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Bent Oaks	—	—	$5,731	$6,121
Cape Cod	—	—	5,951	6,343
Woodhollow	—	—	4,916	5,234
Village	—	—	9,293	9,305
Total mortgage notes payable	$—	$—	$25,891	$27,003
NOTE 7 - DISPOSITION OF PROPERTIES

The following table presents details of the Partnership's disposition activities during the years ended December 31, 2016 and 2015 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2016 Dispositions:
Bent Oaks	Austin, TX	9/12/2016	$15,765	$9,108
Woodhollow	Austin, TX	9/12/2016	12,420	6,685
Woodland Village	Columbia, SC	9/30/2016	20,650	9,122
Cape Cod	San Antonio, TX	11/21/2016	15,700	9,040
Tamarlane - additional gain recognized				10
			$64,535	$33,965

2015 Dispositions:
Hills	Decatur, GA	3/19/2015	$25,200	$9,603
Tamarlane	Portland, ME	12/1/2015	18,300	8,042
			$43,500	$17,645

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The table below presents the revenues and net income attributable to properties sold for the year ended December 31, 2016 and 2015 (in thousands):

	Revenue Attributable to Properties Sold	Net Income Attributable to Properties Sold
Multifamily Community	For the year ended December 31, 2016	For the year ended December 31, 2016
2016 Dispositions:
Bent Oaks	$1,240	$8,367
Woodhollow	1,031	6,002
Cape Cod	1,819	8,509
Woodland Village	2,266	8,637
	$6,356	$31,515

	For the year ended December 31, 2015	For the year ended December 31, 2015
2015 Dispositions:
Hills	$602	$9,740
Tamarlane	1,808	8,374
	$2,410	$18,114

NOTE 8 - SUBSEQUENT EVENTS

On January 30, 2017, the Partnership distributed $874,000 to the Partners.
The Partnership has evaluated subsequent events through the date these consolidated financial statements were issued and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or disclosure in the consolidated financial statements.

(Back to Index)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our General Partner, including its principal executive officer and its chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of the principal executive officer and chief financial officer of our General Partner, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and chief financial officer of our General Partner concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, the General Partner used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our General Partner concluded that, as of December 31, 2016, our internal control over financial reporting is effective.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Directors and Executive Officers of Our General Partner
The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jeffrey P. Cohen	48	Director and Chief Executive Officer
Alan F. Feldman	53	Director and Senior Vice President
David E. Bloom	52	Director and Senior Vice President
Kevin M. Finkel	45	President
Steven R. Saltzman	53	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	46	Chief Legal Officer
Lawrence S. Block	50	Vice President and Assistant Secretary
Shelle Weisbaum	49	Vice President and Secretary

Jeffrey P. Cohen has been a director since September 2016. Mr. Cohen has served as Executive Vice President of Resource America since September 2016. Mr. Cohen has served as an Executive Managing Director of C-III Capital Partners LLC since January 2011 and has primary responsibility for its mergers and acquisitions activity and previously served as President from February 2010 to January 2011. Mr. Cohen has also served as the President of Island Capital Group since September 2006 and has been a principal of Island Capital Group since it was established in 2003. Prior to joining Island Capital Group in 2003, Mr. Cohen was an Executive Vice President of Insignia Financial Group from 1997 to 2003. Before joining Insignia, Mr. Cohen served as a corporate attorney with the New York City law firm of Rogers & Wells (now Clifford Chance) from 1993 to 1997 where he primarily worked on matters relating to mergers and acquisitions, capital markets, and corporate finance. Mr. Cohen is a Trustee of Dean College in Franklin, MA and serves on its Executive Committee and Investment Committee. Mr. Cohen brings to the board of directors extensive industry experience and strategic planning, executive management and financing experience. In addition, the board of directors will benefit from the depth and breadth of his experience in investments, mergers and acquisitions and corporate finance as well as his understanding of complex financial transactions.
Alan F. Feldman has served as a Director and Senior Vice President since 2004.  Mr. Feldman also has served as Chief Executive Officer of Resource Real Estate, a subsidiary of Resource America, since 2004, President and a Director of Resource Real Estate Management since 2005 and a Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties, a subsidiary of Resource America, from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998 Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization, where he was responsible for the firm’s 20 million square feet of managed retail properties.  From 1990 to 1992 Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.  Mr. Feldman’s extensive experience and knowledge in the real estate business is an asset to our General Partner’s board.
David E. Bloom has served as a Director since 2002, President from 2002 to 2006 and Senior Vice President since 2006. Mr. Bloom also has served as President and a Director of Resource Real Estate since 2004, and as a Senior Vice President of Resource America, a position he has held since September 2001. Mr. Bloom joined Resource America from Colony Capital, LLC, a Los Angeles-based real estate fund, where he was a Senior Vice President as well as a Principal of Colony Capital Asia Pacific from 1999 to 2001. While at Colony, Mr. Bloom was responsible for the identification, evaluation and consummation of new investments, and he actively participated in the firm’s equity and debt raising efforts. From 1998 to 1999, Mr. Bloom was a Director at Sonnenblick-Goldman Company, a New York based real estate investment bank. From 1992 to 1998, Mr. Bloom practiced law in the real estate and corporate departments of Wilkie Farr & Gallagher in New York and Drinker Biddle & Reath in Philadelphia.

(Back to Index)

Prior to practicing law, Mr. Bloom began his real estate career in 1987 as an Acquisitions and Development Associate with Strouse, Greenberg & Company, a regional full-service real estate company. Mr. Bloom’s extensive experience and knowledge in the real estate business is an asset to our General Partner’s board.
Kevin M. Finkel has served as President since 2006 and Senior Vice President from 2003 to 2006, Senior Vice President of RAI since 2013 and Vice president of RAI from 2006-2006. Mr. Finkel also has served as Executive Vice President since 2008 and Director of Acquisitions since 2004 of Resource Real Estate. Mr. Finkel joined Resource America in 2002, and has been a Vice President of Resource America since 2006. Prior to joining Resource America, Mr. Finkel was an investment banker at Barclays Capital from 1998 to 2000 and at Deutsche Bank Securities from 1994 to 1998.
Steven R. Saltzman has served as Vice President of Finance and Chief Financial and Accounting Officer since August 2003. Mr. Saltzman also has served as Vice President and Controller of Resource Real Estate since 2004 and Vice President of Finance of Resource Real Estate Management since 2006. From 1999 to 2003, Mr. Saltzman was Controller at WP Realty, Inc., a regional developer and property manager specializing in community shopping centers.  Mr. Saltzman began his real estate career in 1988 as a Property Controller at The Rubin Organization, a predecessor to the Pennsylvania Real Estate Investment Trust.  Mr. Saltzman began his professional career at Price Waterhouse from 1985 to 1988.
Darshan V. Patel has served as Chief Legal Officer since 2002.  Mr. Patel also has served as Vice President of Resource America since 2005 and Associate General Counsel for Resource America since 2001. From 1996 to 1998, Mr. Patel was associated with the law firm of Glynn & Associates practicing litigation and real estate law.

Lawrence S. Block has served as Vice President and Assistant Secretary since September 2016. Mr. Block has served as SVP & Assistant Secretary of Resource America since September 2016. Since January, 2011, Mr. Block has been a Managing Director, Counsel and Chief Compliance Officer for Island Capital Group LLC, a real estate merchant banking firm; Managing Director, Counsel and Chief Compliance Officer for C-III Capital Partners LLC and its affiliates, including C-III Investment Management LLC, an SEC-registered investment adviser; and President and Chief Compliance Officer of Anubis Securities LLC, a registered broker-dealer. From March 2005 through January 2011, Mr. Block was Executive Vice President, General Counsel and Chief Compliance Officer for The Kenmar Group, an alternative investment firm. From January 1998 through March 2005, Mr. Block was Managing Director, General Counsel and Chief Compliance Officer for Lipper & Company L.P., an alternative investment firm. Mr. Block was a senior associate at the law firm Cadwalader, Wickersham & Taft in New York from 1996 through 1998 and an associate at the law firm Proskauer Rose LLP from 1992 to 1996. Mr. Block received a B.S. degree in Business Administration with a concentration in Accounting from the University of North Carolina at Chapel Hill in 1989 and a J.D. from the University of Pennsylvania School of Law in 1992.
Shelle Weisbaum has served as Vice President and Secretary since September 2016. Ms. Weisbaum has also served as Senior Vice President, since January 2014, and General Counsel and Secretary, since August 2007, of Resource Real Estate. Previously she held the position of Vice President of Resource Real Estate from August 2007 to December 2013. She has also served as Vice President and Secretary of Resource Real Estate Management, LLC since August 2007. Ms. Weisbaum joined Resource Real Estate in October 2006 from Ledgewood Law, a Philadelphia-based law firm, where she practiced commercial real estate law from 1998 to 2006 as an associate and later as a partner of the firm. Prior to Ledgewood, from 1987 to 1998, Ms. Weisbaum was Vice President and Assistant General Counsel at the Philadelphia Stock Exchange. Ms. Weisbaum received a Bachelor of Science degree in Business Administration from Boston University and a Juris Doctor degree from Temple University.
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

(Back to Index)

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2016.
ITEM 11.        EXECUTIVE COMPENSATION
We have no directors or officers and we do not directly employ any persons to manage or operate our business. Our affairs are managed by our General Partner and its affiliates. As compensation for its services, we pay our General Partner various fees as set forth in Item 13.
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officers and directors, as of March 28, 2017. Under the terms of the Partnership Agreement, our affairs are managed by our General Partner. We do not have any officers or directors. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	183,768 units	5.62%

Units of limited partnership interest	Jeffrey P. Cohen, CEO and Director	−	−
	Alan F. Feldman, Senior Vice President and Director	−	−
	Kevin M. Finkel, President	−	−
	Steven R. Saltzman, Vice President - Finance	−	−
	David E. Bloom, Senior Vice President and Director	−	−
	Darshan V. Patel, Chief Legal Officer and Assistant Secretary	−	−
	Lawrence S. Block, Vice President & Assistant	−	−
	Shelle Weisbaum, Vice President & Secretary	−	−
	All directors and executive officers as a group	−	−

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

(2)	Beneficial ownership for officers and directors excludes amounts that may be attributable to them as a result of the units beneficially owned by Resource Capital Partners.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE
We pay our General Partner and its affiliates the following fees for their services.
Property Management Fees
We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties. This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties. Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors. If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties. For the years ended December 31, 2016 and 2015, Resource Real Estate Management earned $308,000 and $517,000 respectively, in real estate property management fees. We do

(Back to Index)

not anticipate any further property management fees as the Partnership no longer owns real estate assets.
Investment Management Fees
We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds from the offering that have been, and continue to be, deployed in real estate investments. The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners. Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “Reimbursement of Administrative Expenses and Direct Costs.” Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return. Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return. For the year ended December 31, 2016 and December 31, 2015, our General Partner earned $142,000 and $251,000 respectively, in investment management fees. During the year ended December 31, 2016 the Partnership paid $157,000 in investment management fees to the General Partner due to receipt by the LP's of their Preferred Return.
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

(Back to Index)

•	thereafter, 80% to our limited partners and 20% to our General Partner.
During 2016, the General Partner received a total of $2.9 million. Of the $2.9 million, $157,000 relates to investment management fees and $2.7 million represented the promote due to the sales of the four remaining Properties.
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
Parent Entities
See Item 1, “Business - General”
ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP for the years ended December 31, 2016 and 2015 for professional services rendered were $180,000 and $139,000, respectively.
Audit-Related Fees. We did not incur any audit related fees from Grant Thornton LLP during 2016 and 2015.
Tax Fees. We did not incur any fees for tax services from Grant Thornton LLP during 2016 and 2015.
All Other Fees. We did not incur any other fees from Grant Thornton LLP during 2016 and 2015.
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

1.    Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Changes in Partners’ Capital for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements - December 31, 2016
2.    Financial Statement Schedules
Schedule III Investments in Real Estate
3.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (Tamarlane) (2)
10.2	Agreement of Purchase and Sale - Hills (2)
10.3	Agreement of Purchase and Sale - Bent Oaks (3)
10.4	Agreement of Purchase and Sale - Woodhollow (3)
10.5	Agreement of Purchase and Sale - Woodland Village (3)
10.6	Agreement of Purchase and Sale - Cape Cod
10.7	Reinstatement of and Amendment to Agreement of Purchase and Sale - Cape Cod
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Partnership's annual report on Form 10-K for the year ended
December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(2)	Incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016.

(3)	Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q filed August 12, 2016.

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

March 28, 2017	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey P. Cohen	Director and CEO	March 28, 2017
JEFFREY P. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 28, 2017
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 28, 2017
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 28, 2017
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President - Finance	March 28, 2017
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

(Back to Index)

Resource Real Estate Investors 7, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
	$—	$—	$—	$—	$—

	2016	2015
Investments in Rental Properties:
Balance at the beginning of the period	$39,169	$71,844
Additions during period:
Improvements	305	663
Deductions during period:
Disposals	(39,474)	(33,338)
Balance at the end of the period	$—	$39,169

Accumulated Depreciation
Balance at the beginning of the period	$(9,634)	$(16,255)
Sales	10,482	8,453
Disposals	8	40
Depreciation	(856)	(1,872)
Balance at the close of period	$—	$(9,634)

(Back to Index)