Form 10-Q
period 2017-03-31
Resource Real Estate Investors 7, L.P.
filed 2017-05-12
CIK 1486279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-Q

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash	484	1,570
Accounts receivable	3	59
Accounts receivable due from related parties	121	121
Prepaid expenses and other assets	26	—
Total assets	$634	$1,750

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	19	27
Payables to related parties	49	24
Total liabilities	68	51
Partners’ capital	566	1,699
Total liabilities and partners’ capital	$634	$1,750

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental income	$12	$2,039

Expenses:
Rental operating	18	1,217
Management fees – related parties	—	148
General and administrative	87	208
Depreciation and amortization	—	377
Total expenses	105	1,950

(Loss) income before other income (expenses)	(93)	89

Other income (expenses):
Interest expense, net	—	(359)
Gain on sale of rental properties	—	10
Loss on disposal of fixed assets	—	(1)
Total other income (expenses)	$—	$(350)

Net loss	$(93)	$(261)

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit, basic and diluted	$(0.03)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands, except units)
(unaudited)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2017	$340	3,269,655	$1,359	$1,699
Distributions	(166)	—	(874)	(1,040)
Net loss	—	—	(93)	(93)
Balance at March 31, 2017	$174	3,269,655	$392	$566

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 7, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(93)	(261)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of rental properties	—	(10)
Depreciation and amortization	—	377
Amortization of deferred financing costs	—	21
Loss on disposal of fixed assets	—	1
Changes in operating assets and liabilities:
Restricted cash	—	799
Tenant receivables, net	—	60
Accounts receivable	56	—
Prepaid expense and other assets	(26)	25
Accounts receivable due from related parties	—	85
Accounts payable and accrued expenses	(8)	(50)
Real estate tax payable	—	(825)
Accrued interest	—	(1)
Payables to related parties	25	8
Security deposits	—	(1)
Net cash (used in) provided by operating activities	(46)	228

Cash flows from investing activities:
Capital expenditures	—	(139)
Proceeds from sale of rental properties	—	10
Net cash used in investing activities	—	(129)

Cash flows from financing activities:
Distributions to partners	(1,040)	(240)
Principal payments on mortgage notes payable	—	(112)
Net cash used in financing activities	(1,040)	(352)

Net decrease in cash	(1,086)	(253)
Cash at beginning of period	1,570	6,702
Cash at end of period	$484	$6,449

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 7, L.P. (“R-7” or the “Partnership”) is a Delaware limited partnership which, until November 21, 2016, owned and operated multifamily residential rental properties. The Partnership was formed on March 28, 2008 and commenced operations on June 16, 2008.  The Partnership's general partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner”, or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs. RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.62% limited partnership interest in the Partnership at March 31, 2017 and December 31, 2016. RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a company operating in the real estate, financial fund management and commercial finance sectors.
RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor, Resource Securities, Inc. ("Resource Securities"), the Company's dealer manager, and Resource Apartment Manager III, LLC, the Company's property manager. C-III also controls all of the shares of the Company's common stock held by RAI and the Advisor.
The General Partner has complete and exclusive discretion in the management of the Partnership's business. Pursuant to the Partnership's limited partnership agreement, the Partnership's term was set to expire on March 28, 2016. On February 12, 2016, by written notice to the partners, the General Partner elected to extend the term for one additional year through March 28, 2017. The Partnership is now in the dissolution and wind-up phase pursuant to the Partnership's limited partnership agreement.
The Partnership's First Amended and Restated Agreement of Limited Partnership (the "Agreement") provides that income is allocated as follows: first, to the Limited Partners (“LPs”) and the GP (collectively, the “Partners”) in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts; second, to the Partners in proportion to the allocations of Distributable Cash (as defined in the Agreement); and third, 100% to the LPs.  All losses are allocated as follows: first, 100% to the LPs until the LPs have been allocated losses equal to the excess, if any, of their aggregate capital account balances over the aggregate Adjusted Capital Contributions (as defined in the Agreement); second, to the Partners in proportion to and to the extent of their respective remaining positive capital account balances, if any; and third, 100% to the LPs.
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
The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2017 are unaudited. The consolidated balance sheet as of March 31, 2017 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP.
The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:

Subsidiaries
RRE Tamarlane Holdings, LLC, or Tamarlane Apartments (“Tamarlane”) (1)
RRE Bent Oaks Holdings, LLC, or Bent Oaks Apartments (“Bent Oaks”) (2)
RRE Cape Cod Holdings, LLC, or Cape Cod Apartments (“Cape Cod”) (3)
RRE Woodhollow Holdings, LLC, or Woodhollow Apartments (“Woodhollow”) (4)
RRE Woodland Hills Holdings, LLC (“Hills”) (5)
RRE Woodland Village Holdings, LLC, or Woodland Village Apartments (“Village”) (6)

(1) Tamarlane, a 115 unit multifamily apartment complex in Maine, was sold on December 1, 2015.
(2) Bent Oaks, a 146 unit multifamily apartment complex in Texas, was sold on September 12, 2016.
(3) Cape Cod, a 212 unit multifamily apartment complex in Texas, was sold on November 21, 2016.
(4) Woodhollow, a 108 unit multifamily apartment complex in Texas, was sold on September 12, 2016.
(5) Hills, a 228 unit multifamily apartment complex in Georgia, was sold on March 19, 2015.
(6) Village, a 308 unit multifamily apartment complex in South Carolina, was sold on September 30, 2016.
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
Supplemental Disclosure of Cash Flow Information
During the three months ended March 31, 2017 and 2016, the Partnership paid $0 and $340,000, respectively, in cash for interest.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $1,000 and $26,000 for the three months ended March 31, 2017 and 2016, respectively.
Reclassification
Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

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
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned and/or received. For the three months ended March 31, 2017 and March 31, 2016, other income totaled $12,000 and $223,000, respectively. Substantially all rental income recorded for the three months ended March 31, 2017 pertains to collections written off during the year ended December 31, 2016 that were recovered in 2017.
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value. The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its properties for the three months ended March 31, 2017 and 2016.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

Tenant Receivables
Tenant receivables are stated at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At March 31, 2017 and December 31, 2016, there were no allowances for uncollectible receivables.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
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
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments from the offering of partnership units, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  As of March 31, 2017 and December 31, 2016, all subordinated investment management fees had been paid.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”), is entitled to receive property and debt management fees. RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties. As of March 31, 2017 and December 31, 2016, property management fees due totaled $0. Because the Partnership had not acquired any real estate debt investments, there were no debt management fees as of March 31, 2017 and December 31, 2016.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the properties. As of March 31, 2017 and December 31, 2016, advances due totaled $49,000 and $5,000, respectively. Total reimbursable operating expenses incurred during the three months ended March 31, 2017 and March 31, 2016 were $54,000 and $429,000, respectively. Reimbursed expenses include payroll and miscellaneous operating expenses. Reimbursed operating expenses are included in property rental operating expenses in the consolidated statements of operations.
The Partnership pays investment management fees and property management fees to related parties.  These expenses are summarized as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 7, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

	Three Months Ended March 31,
	2017	2016
RCP:
Investment management fees (1)	$—	$46

RREML:
Property management fees - 5% of gross cash receipts (2)	$—	102
	$—	$148

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

NOTE 4 - SUBSEQUENT EVENTS

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

Overview
We are a Delaware limited partnership that was formed on March 28, 2008 and commenced operations on June 16, 2008.  Through wholly owned subsidiaries, we owned in fee, operated and invested in multifamily residential rental properties.
We are in the process of dissolution and winding up of the Partnership and expect final distributions to occur in the three months ended June 30, 2017.
The following table presents our multifamily residential rental properties that were held during the life of the Partnership :

Subsidiary / Property	Purchase Date	Disposition Date	Property Location
RRE Tamarlane Holdings, LLC, or Tamarlane	07/31/2008	12/1/2015	Portland, Maine
RRE Bent Oaks Holdings, LLC, or Bent Oaks	12/10/2008	9/12/2016	Austin, Texas
RRE Cape Cod Holdings, LLC, or Cape Cod	12/10/2008	11/21/2016	San Antonio, Texas
RRE Woodhollow Holdings, LLC, or Woodhollow	12/12/2008	9/12/2016	Austin, Texas
RRE Woodland Hills Holdings, LLC, or Hills	12/19/2008	3/19/2015	Decatur, Georgia
RRE Woodland Village Holdings, LLC, or Village	03/07/2012	9/30/2016	Columbia, South Carolona

Results of Operations
During the three months ended March 31, 2017, we were in the process of winding up the Partnership and costs were primarily related to auditing and legal fees. All properties owned by the Partnership were sold in 2016 or 2015.

(Back to Index)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Revenues:
Rental income	$12	2,039	(2,027)	(99)%

Expenses:
Rental operating	18	1,217	(1,199)	(99)%
Management fees – related parties	—	148	(148)	(100)%
General and administrative	87	208	(121)	(58)%
Depreciation and amortization	—	377	(377)	(100)%
Total expenses	105	1,950	(1,845)	(95)%

(Loss) income before other income (expenses)	(93)	89	(182)	(204)%

Other income (expenses):
Interest expense, net	—	(359)	359	(100)%
Gain on sale of rental properties	—	10	(10)	100%
Loss on disposal of fixed assets	—	(1)	1	(100)%
Total other income (expenses)	—	(350)	350

Net loss	$(93)	$(261)	$168	60%

Weighted average number of limited partner units outstanding	3,270	3,270

Net loss per weighted average limited partner unit, basic and diluted	$(0.03)	$(0.08)
Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net cash (used in) provided by operating activities (1)	$(46)	$228
Net cash used in investing activities	—	(129)
Net cash used in financing activities	(1,040)	(352)
Net decrease in cash	$(1,086)	$(253)

(1)	Includes changes in operating assets and liabilities.
We have begun the process of dissolution and winding up of the Partnership pursuant to the Limited Partnership Agreement. As of March 31, 2017, we own no multifamily residential rental Properties. Our liquidity needs consist primarily of the payment of professional fees to complete the dissolution. We expect that the final distribution to the partners will occur in the second quarter of 2017.

(Back to Index)

Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  Cumulatively through March 31, 2017, a total of 5,000 units have been redeemed at an aggregate price of $46,710, although no units were redeemed in the three months then ended.
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
For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

PART II

OTHER INFORMATION

ITEM 6.        EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (Tamarlane) (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016)
10.2	Agreement of Purchase and Sale - The Hills (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016)
10.3	Agreement of Purchase and Sale - Bent Oaks (incorporated by reference to the Partnership's Annual Report on Form 10-Q filed August 12, 2016)
10.4	Agreement of Purchase and Sale - Woodhollow (incorporated by reference to the Partnership's Annual Report on Form 10-Q filed August 12, 2016)
10.5	Agreement of Purchase and Sale - Woodland Village (incorporated by reference to the Partnership's Annual Report on Form 10-Q filed August 12, 2016)
10.6	Agreement of Purchase and Sale - Cape Cod (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 28, 2017)
10.7	Reinstatement of and Amendment of Purchase and Sale- Cape Cod (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 28, 2017)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 7, L.P.
By: Resource Capital Partners, Inc., its general partner

May 12, 2017	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

May 12, 2017	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President – Finance
(Principal Financial and Accounting Officer)

(Back to Index)